Form 10-Q
period 2018-03-31
GRAPHIC PACKAGING INTERNATIONAL, LLC
filed 2018-04-25
CIK 1005011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 033-80475

GRAPHIC PACKAGING INTERNATIONAL, LLC

(Exact name of registrant as specified in its charter)

Delaware	84-0772929
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

1500 Riveredge Parkway, Suite 100
Atlanta, Georgia	30328
(Address of principal executive offices)	(Zip Code)

(770) 240-7200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☐

Non-accelerated filer ☑ (Do not check if a smaller reporting company)		Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Information Concerning Forward-Looking Statements

Certain statements regarding the expectations of Graphic Packaging International, LLC (“GPIL” and, together with its subsidiaries, the “Company”), including, but not limited to, capital investment, depreciation and amortization, interest expense, pension plan contributions and postretirement health care benefit payments, in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, inflation of and volatility in raw material and energy costs, changes in consumer buying habits and product preferences, competition with other paperboard manufacturers and product substitution, the Company’s ability to implement its business strategies, including strategic acquisitions, productivity initiatives and cost reduction plans, the Company's ability to successfully integrate acquisitions, including the North America Consumer Packaging business of International Paper Company ("NACP Combination"), the Company’s debt level, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that impact the Company's ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements, except as may be required by law. Additional information regarding these and other risks is contained in Part I, “Item 1A., Risk Factors” of our ultimate parent, Graphic Packaging Holding Company’s 2017 Annual Report on Form 10-K, and in other filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAPHIC PACKAGING INTERNATIONAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
In millions, except per share amounts	2018	2017
Net Sales	$1,476.0	$1,061.5
Cost of Sales	1,253.5	889.6
Selling, General and Administrative	121.1	91.9
Other Expense (Income), Net	0.9	(0.2)
Business Combinations and Shutdown and Other Special Charges, Net	9.3	8.6
Income from Operations	91.2	71.6
Nonoperating Pension and Postretirement Benefit Income	4.2	3.9
Interest Expense, Net	(28.8)	(21.3)
Loss on Modification or Extinguishment of Debt	(1.9)	—
Income before Income Taxes and Equity Income of Unconsolidated Entity	64.7	54.2
Income Tax Expense	(2.7)	(17.6)
Income before Equity Income of Unconsolidated Entity	62.0	36.6
Equity Income of Unconsolidated Entity	0.3	0.4
Net Income	62.3	37.0

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
In millions	2018		2017
Net Income	$62.3		$37.0
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	(1.1)		(1.9)
Pension and Postretirement Benefit Plans	0.9		0.7
Currency Translation Adjustment	20.1		18.9
Total Other Comprehensive Income, Net of Tax	19.9	17.7	17.7
Total Comprehensive Income	$82.2		$54.7

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except share and per share amounts	March 31, 2018	December 31, 2017
ASSETS

Current Assets:
Cash and Cash Equivalents	$52.5	$44.1
Receivables, Net	738.2	418.3
Inventories, Net	964.4	634.0
Other Current Assets	59.3	38.8
Total Current Assets	1,814.4	1,135.2
Property, Plant and Equipment, Net	3,104.1	1,867.2
Goodwill	1,607.2	1,323.0
Intangible Assets, Net	514.9	436.5
Other Assets	70.9	58.2
Total Assets	$7,111.5	$4,820.1

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$55.6	$61.3
Accounts Payable	613.6	515.3
Compensation and Employee Benefits	147.0	113.4
Other Accrued Liabilities	158.4	133.9
Total Current Liabilities	974.6	823.9
Long-Term Debt	3,043.5	2,213.2
Deferred Income Tax Liabilities	27.7	29.0
Accrued Pension and Postretirement Benefits	78.1	80.0
Other Noncurrent Liabilities	124.3	103.9

MEMBER'S INTEREST
Member's Interest	3,191.2	1,917.9
Accumulated Other Comprehensive Loss	(327.9)	(347.8)
Total Member's Interest	2,863.3	1,570.1
Total Liabilities and Member's Interest	$7,111.5	$4,820.1

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
In millions	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$62.3	$37.0
Non-cash Items Included in Net Income:
Depreciation and Amortization	109.8	75.0
Deferred Income Taxes	(2.5)	11.9
Amount of Postretirement Expense Less Than Funding	(1.2)	(11.9)
Other, Net	7.4	4.1
Changes in Operating Assets and Liabilities	(347.8)	(207.8)
Net Cash Used in Operating Activities	(172.0)	(91.7)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(88.9)	(69.2)
Packaging Machinery Spending	(3.2)	(6.9)
Acquisition of Businesses, Net of Cash Acquired	(3.5)	—
Beneficial Interest on Sold Receivables	282.6	130.2
Beneficial Interest Obtained in Exchange for Proceeds	(138.0)	(10.1)
Other, Net	(2.3)	(1.2)
Net Cash Provided by Investing Activities	46.7	42.8

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Debt	(125.0)	(6.3)
Borrowings under Revolving Credit Facilities	610.9	310.1
Payments on Revolving Credit Facilities	(323.5)	(206.4)
Debt Issuance Costs	(7.9)	—
Dividends Paid	—	(73.7)
Membership Distribution	(22.0)	—
Other, Net	—	2.2
Net Cash Provided by Financing Activities	132.5	25.9
Effect of Exchange Rate Changes on Cash	1.2	1.3
Net Increase (Decrease) in Cash and Cash Equivalents	8.4	(21.7)
Cash and Cash Equivalents at Beginning of Period	44.1	59.1
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$52.5	$37.4

Non-cash Investing Activities:
Beneficial Interest Obtained in Exchange for Trade Receivables	$287.5	$123.6
Non-cash Investment in NACP Combination	1,235.7	—
Non-cash Investing Activities	$1,523.2	$123.6
Non-cash Financing Activities:
Non-cash Financing of NACP Combination	$660.0	$—
Non-Cash Financing Activities	$660.0	$—
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — GENERAL INFORMATION

Nature of Business and Basis of Presentation

On December 29, 2017, Graphic Packaging International, Inc. ("GPII"), the primary operating subsidiary of Graphic Packaging Holding Company, a Delaware corporation (“GPHC”), underwent a statutory conversion and became a Delaware limited liability company. As a result, GPII’s name changed to Graphic Packaging International, LLC (“GPIL”).

On January 1, 2018, GPHC, International Paper Company, a New York corporation (“IP”), Graphic Packaging International Partners, LLC ("GPIP") and GPIL, completed a series of transactions pursuant to an agreement dated October 23, 2017, among the foregoing parties (the “Transaction Agreement”). Pursuant to the Transaction Agreement (i) a wholly owned subsidiary of GPHC transferred its ownership interest in GPIL to GPIP; (ii) IP transferred its North American Consumer Packaging business (“NACP”) to GPIP, which was then subsequently transferred to GPIL; (iii) GPIP issued membership interests to IP, and IP was admitted as a member of GPIP; and (iv) GPIL assumed certain indebtedness of IP (“the NACP Combination”). GPIL is currently wholly-owned by GPIP, which is owned by GPI Holding III, LLC, a limited liability company that is classified as a partnership for U.S. Federal income tax purposes (GPI Holding”). GPI Holding is a wholly-owned indirect subsidiary of GPHC and is the managing member of GPIP.

At closing of the NACP Combination, GPIP issued 309,715,624 common units or 79.5% of the membership interests in GPIP to GPI Holding and 79,911,591 common units or 20.5% of the membership interests in GPIP to IP. Subject to certain restrictions, the common units held by IP are exchangeable into shares of common stock of GPHC or cash.

The following diagram illustrates the ownership structure of the Company immediately subsequent to the transactions described above (not including subsidiaries of GPIL):

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

GPIL (together with its subsidiaries, the “Company”) is committed to providing consumer packaging that makes a world of difference. The Company is a leading provider of paper-based packaging solutions for a wide variety of products to food, beverage, foodservice and other consumer products companies. The Company operates on a global basis and is one of the largest producers of folding cartons in the United States (“U.S.”) and holds leading market positions in coated unbleached kraft paperboard (“CUK”), coated-recycled paperboard (“CRB”) and solid bleach sulfate paperboard (“SBS”).

The Company’s customers include many of the world’s most widely recognized companies and brands with prominent market positions in beverage, food, foodservice and other consumer products. The Company strives to provide its customers with packaging solutions designed to deliver marketing and performance benefits at a competitive cost by capitalizing on its low-cost paperboard mills and converting facilities, its proprietary carton and packaging designs, and its commitment to quality and service.

The Company’s Condensed Consolidated Financial Statements include all subsidiaries in which the Company has the ability to exercise direct or indirect control over operating and financial policies. Intercompany transactions and balances are eliminated in consolidation. The financial statements presented for 2017 are the Condensed Consolidated Financial Statements of GPIL (GPII prior to the December 29, 2017 conversion). The December 31, 2017, Condensed Consolidated Balance Sheet is for GPIL following conversion. The difference in ownership structure impacts comparability primarily in the areas of equity and income taxes.

In the Company’s opinion, the accompanying Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The Company’s year end Condensed Consolidated Balance Sheet data was derived from audited financial statements. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all the information required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Since GPII for the three months ended March 31, 2017 was a wholly-owned subsidiary of GPHC and the conversion of GPII to GPIL did not occur until December 29, 2017, these Condensed Consolidated Financial Statements should be read in conjunction with GPHC’s Form 10-K for the year ended December 31, 2017. In addition, the preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and changes in these estimates are recorded when known.

For a summary of the Company’s significant accounting policies, please refer to GPHC’s Form 10-K for the year ended December 31, 2017.

Revenue Recognition

The Company has two primary activities from which it generates revenue from contracts with customers and revenue is disaggregated primarily by geography and type of activity as further explained in "Note 10-Segments." All reportable segments and the Australia and Pacific Rim operating segments recognize revenue under the same method, allocate transaction price using similar methods, and have similar economic factors impacting the uncertainty of revenue and related cash flows.

Revenue is recognized on the Company's annual and multi-year supply contracts when the Company satisfies the performance obligation by transferring control over the product or service to a customer, which is generally based on shipping terms and passage of title under the point-in-time method of recognition. For the three months ended March 31, 2018 and 2017, the Company recognized $1,470.8 million and $1,056.4 million, respectively, of revenue from contracts with customers.

The transaction price allocated to each performance obligation consists of the stand alone selling price, estimates of rebates and other sales or contract renewal incentives, and cash discounts and sales returns ("Variable Consideration"). Estimates are made for Variable Consideration based on contract terms and historical experience of actual results and are applied to the performance obligations as they are settled. Purchases by the Company’s principal customers are manufactured and shipped with minimal lead time, therefore performance obligations are generally settled shortly after manufacturing and shipment.

The Company's contract assets consist primarily of contract renewal incentive payments to customers which are amortized over the period in which performance obligations related to the contract renewal are satisfied. As of March 31, 2018 and December 31, 2017 contract assets were $18.4 million and $11.7 million, respectively. The Company's contract liabilities consist principally of rebates, and as of March 31, 2018 and December 31, 2017 were $38.9 million and $28.6 million, respectively.

The Company did not have a material amount relating to backlog orders at March 31, 2018 or December 31, 2017.

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounts Receivable and Allowances

The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). The loss on sale is not material and is included in Other Expense (Income), Net on the Condensed Consolidated Statement of Operations. The following table summarizes the activity under these programs as of March 31, 2018 and March 31, 2017, respectively:

	Three Months Ended
	March 31,
In millions	2018	2017
Receivables Sold and Derecognized	$844.8	$346.2
Proceeds Collected on Behalf of Financial Institutions	833.7	352.8
Proceeds Paid to Financial Institutions	128.7	9.1
Deferred Purchase Price	240.4	33.1

The Company has also entered into various factoring and supply chain financing arrangements, which also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the three months ended March 31, 2018 and 2017, the Company sold receivables of approximately $30 million and $18 million, respectively, related to these factoring arrangements.

Receivables sold under all programs subject to continuing involvement, which consist principally of collection services, at March 31, 2018 and December 31, 2017, were approximately $593 million and $583 million, respectively.

Business Combinations and Shutdown and Other Special Charges, Net

The following table summarizes the transactions recorded in Business Combinations and Shutdown and Other Special Charges, Net in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31,
In millions	2018	2017
Charges Associated with Business Combinations	$10.0	$3.9
Shutdown and Other Special Charges	0.8	4.7
Gain on Sale of Assets	(1.5)	—
Total	$9.3	$8.6

2018

On January 1, 2018, the Company completed the NACP Combination. The NACP business produces SBS paperboard and paper-based foodservice products. The NACP business includes two SBS mills located in Augusta, Georgia and Texarkana, Texas (included in Paperboard Mills reportable segment), three converting facilities in the U.S. (included in Americas Paperboard Packaging reportable segment) and one in the United Kingdom ("U.K.") (included in the Europe Paperboard Packaging reportable segment).

2017

On December 1, 2017, the Company acquired the assets of Seydaco Packaging Corp. and its affiliates National Carton and Coating Co., and Groupe Ecco Boites Pliantes Ltée (collectively, "Seydaco"), a folding carton producer focused on the foodservice, food, personal care, and household goods markets. The acquisition includes three folding carton facilities located in Mississauga, Ontario, St.-Hyacinthe, Québec, and Xenia, Ohio.

On December 1, 2017, the Company closed its coated recycled paperboard mill in Santa Clara, California. This decision was made as a result of a thorough assessment of the facility's manufacturing capabilities and associated costs in the context of the Company's overall mill operating capabilities and cost structure. The financial impact is reflected in Shutdown and Other Special Charges in the table above.

On October 4, 2017, the Company acquired Norgraft Packaging, S.A., ("Norgraft"), a leading folding carton producer in Spain focused on the food and household goods markets. The acquisition includes two folding carton facilities located in Miliaño and Requejada, Spain.

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On July 10, 2017, the Company acquired substantially all the assets of Carton Craft Corporation and its affiliate Lithocraft, Inc (collectively, "Carton Craft"). The acquisition includes two folding carton facilities located in New Albany, Indiana, focused on the production of paperboard based air filter frames and folding cartons.

The Seydaco, Norgraft, and Carton Craft transactions are referred to collectively as the "2017 Acquisitions." Seydaco and Carton Craft are included in the Americas Paperboard Packaging Segment. Norgraft is included in the Europe Paperboard Packaging Segment.

Charges associated with the NACP Combination and 2017 Acquisitions are reflected in Charges Associated with Business Combinations in the above table.

For more information regarding the above acquisitions see "Note 3 - Business Combinations."

Adoption of New Accounting Standards

Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2017-09, Compensation - Stock Compensation (Topic 718); Scope of Modification Accounting. The amendments in this ASU provide guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. If the value, vesting conditions or classification of the award changes, modification accounting will apply. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations and cash flows.

Effective January 1, 2018, the Company adopted ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715); Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this ASU require the service cost component of net periodic benefit cost be reported in the same income statement line or lines as other compensation costs for employees. The other components of net periodic benefit cost are required to be reported separately from service costs and outside a subtotal of income from operations. Only the service cost component is eligible for capitalization. The adoption of this ASU was applied retrospectively for the reclassification of net periodic benefit expense, excluding service costs, in the Condensed Consolidated Statement of Operations. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations and cash flows.

Effective January 1, 2018, the Company adopted ASU No. 2017-01, Business Combinations (Topic 805); Clarifying the Definition of a Business. The amendments in this ASU provide guidance in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. This ASU was adopted prospectively and did not have a material impact on the Company’s financial position, results of operations and cash flows.

Effective January 1, 2018, the Company adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230); Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU provide guidance on how certain cash receipts and payments should be presented in the statement of cash flows and was applied retrospectively. This ASU requires the Company to classify consideration received for beneficial interest obtained for selling trade receivables as investing instead of operating activities. The impact on the Company's consolidated statement of cash flows for the three months ended March 31, 2017 was a $120.1 million decrease to cash provided by operating activities and a corresponding increase to cash provided by investing activities.

Effective January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective approach. Adoption of ASU No. 2014-09 requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company considered whether the adoption may require acceleration of revenue for products produced by the Company without an alternative use and when the Company would have a legally enforceable right of payment. The Company has determined that it does not have an enforceable right of payment for products produced but not yet shipped and recognizes all revenue under the point in time method. The adoption of ASU No. 2014-09 did not have a material impact on the Company's financial position, results of operations and cash flows.

Accounting Standards Not Yet Adopted

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815); Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU better align the risk management activities and financial reporting for these hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial position, results of operations and cash flows.

In January 2017, the FASB issued ASU No. 2017-04 Intangibles - Goodwill and Other (Topic 350); Simplifying the Test for Goodwill Impairment which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 of the goodwill impairment model. Step 2 measures a goodwill impairment loss by comparing the implied value of a reporting unit’s goodwill with the carrying amount of that goodwill. An entity would recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized is limited to the amount of goodwill allocated to that reporting unit. The guidance

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed after January 1, 2017.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU require an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The updated guidance requires a modified retrospective adoption. The Company is evaluating the impact of adoption on the Company's financial position, results of operation and cash flows.

NOTE 2 — INVENTORIES, NET

Inventories, Net by major class:

In millions	March 31, 2018	December 31, 2017
Finished Goods	$406.5	$240.5
Work in Progress	106.7	74.1
Raw Materials	298.2	229.4
Supplies	153.0	90.0
Total	$964.4	$634.0

NOTE 3 — BUSINESS COMBINATIONS

On January 1, 2018, the Company completed the NACP Combination. The NACP business produces SBS paperboard and paper-based foodservice products. The NACP business includes two SBS mills located in Augusta, Georgia and Texarkana, Texas, three converting facilities in the U.S. and one in the U.K.

Total consideration for the NACP Combination, including debt assumed of $660 million, was $1.9 billion. The acquisition accounting for the NACP Combination is preliminary based on the estimated fair values as of the combination date and is subject to adjustments in subsequent periods once the third party valuations are finalized. Management believes that the purchase price attributable to goodwill represents the benefits expected as the acquisition was made to continue to expand the Company's product offering, integrate paperboard from the Company's mills and to further optimize the Company's supply chain footprint.

The Company expects that goodwill related to the NACP Combination will not be deductible for tax purposes.

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The preliminary acquisition accounting for the NACP combination is as follows:

In millions	Amounts Recognized as of Acquisition Dates
Purchase Price	$1,235.7
Assumed Debt	660.0
Total Purchase Consideration	$1,895.7

Receivables, Net	143.0
Inventories, Net	295.1
Other Current Assets	20.9
Property, Plant and Equipment, Net	1,217.8
Intangible Assets, Net (a)	91.6
Other Assets	6.0
Total Assets Acquired	1,774.4
Accounts Payable	111.9
Compensation and Employee Benefits	20.7
Current Liabilities	12.4
Other Noncurrent Liabilities	10.1
Total Liabilities Assumed	155.1
Net Assets Acquired	1,619.3
Goodwill	276.4
Total Estimated Fair Value of Net Assets Acquired	$1,895.7

(a) Intangible Assets, Net consists of customer relationships with a weighted average life of approximately 20 years.

The following unaudited pro forma consolidated results of operations data assumes that the NACP Combination occurred as of the beginning of the period presented. This pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations.

Three Months Ended
March 31,
In millions, except per share data	2017
Net Sales	$1,427.8
Net Income	84.0

Net Sales and Income from Operations from the NACP Combination was $359.5 million and $20.9 million, respectively, for the three months ended March 31, 2018.

Total Assets increased as a result of the NACP Combination for the Paperboard Mills and America's Paperboard Packaging reportable segments by approximately $1.6 billion and $0.5 billion, respectively, as compared to December 31, 2017.

In connection with the NACP Combination, the Company entered into agreements with IP for transition services, fiber procurement and corrugated products and ink supply.  Payments to IP during the quarter under these agreements were $7.5 million, $3.0 million and $7.4 million, respectively.  In addition, approximately $3 million of payments were made for purchases unrelated to these agreements.

As disclosed in "Note 1 - General Information," in 2017, the Company acquired Seydaco, Norgraft, and Carton Craft, which are referred to collectively as the "2017 Acquisitions." Seydaco and Carton Craft are included in the Americas Paperboard Packaging Segment. Norgraft is included in the Europe Paperboard Packaging Segment. The Company paid approximately $189 million, net of cash acquired, for the 2017 Acquisitions using existing cash and borrowings under its revolving line of credit, and assumed debt of approximately $14 million. In the first quarter of 2018, the Company paid an additional $2.4 million related to the working capital true-up for Seydaco, which was recorded to goodwill.

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 — DEBT

For more information regarding the Company’s debt, see “Note 5 — Debt” of the Notes to Consolidated Financial Statements in GPHC’s 2017 Form 10-K.

Long-Term Debt is comprised of the following:

In millions	March 31, 2018	December 31, 2017
Senior Notes with interest payable semi-annually at 4.125%, effective rate of 4.18%, payable in 2024	$300.0	$300.0
Senior Notes with interest payable semi-annually at 4.875%, effective rate of 4.93%, payable in 2022	250.0	250.0
Senior Notes with interest payable semi-annually at 4.75%, effective rate of 4.78%, payable in 2021	425.0	425.0
Senior Secured Term Loan Facilities with interest payable at various dates at floating rates (3.19% at March 31, 2018) payable into 2023	1,460.0	925.0
Senior Secured Revolving Facilities with interest payable at floating rates (2.96% at March 31, 2018) payable in 2023	601.2	319.0
Capital Lease Obligations	29.5	30.0
Other	29.1	28.9
Total Long-Term Debt	3,094.8	2,277.9
Less: Current Portion	38.6	52.2
	3,056.2	2,225.7
Less: Unamortized Deferred Debt Issuance Costs	12.7	12.5
Total	$3,043.5	$2,213.2

At March 31, 2018, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available
Senior Secured Domestic Revolving Credit Facility(a)	$1,450.0	$498.2	$924.8
Senior Secured International Revolving Credit Facility	193.7	103.0	90.7
Other International Facilities	69.3	40.4	28.9
Total	$1,713.0	$641.6	$1,044.4

(a)
In accordance with its debt agreements, the Company’s availability under its revolving credit facilities has been reduced by the amount of standby letters of credit issued of $27.0 million as of March 31, 2018. These letters of credit are primarily used as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through early 2019 unless extended.

In connection with consummation of the NACP Combination, the Company entered into a Third Amended and Restated Credit Agreement dated as of January 1, 2018 (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement effects an “amend and extend” transaction with respect to the Company’s existing senior credit facility by which, among other things: (i) the maturity date thereof was extended to January 1, 2023, (ii) the U.S. dollar commitment portion increased by $75 million, (iii) the applicable margin interest rate pricing grid levels were changed from those set forth in the prior credit facility, (iv) certain negative covenants contained in the prior credit facility were relaxed, and (v) certain amendments were effected so as to accommodate the transactions with IP.

In addition to the Amended and Restated Credit Agreement, on January 1, 2018 the Company assumed the term loan indebtedness previously incurred by IP (the “Term Loan Credit Agreement”) in an aggregate amount of $660 million, repayable pursuant to the same amortization schedule (expressed as a percentage of the principal amount thereof) as the Term Loan A under the Amended and Restated Credit Agreement and has the same maturity date of January 1, 2023. The applicable margin interest rate pricing grid, covenants and other terms are substantially equivalent to those contained in the Amended and Restated Credit Agreement. The Term Loan Credit Agreement is secured by a lien and security interest in substantially all of the assets of the Company on a pari passu basis with the liens and security interests securing the Amended and Restated Credit Agreement pursuant to the terms of a customary intercreditor agreement among the parties. The Amended and Restated Credit Agreement and Term Loan Credit Agreement are collectively referred as the "Credit Agreement".

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Credit Agreement is guaranteed by GPIP and certain domestic subsidiaries, and the 4.75% Senior Notes due 2021, 4.875% Senior Notes due 2022 and 4.125% Senior Notes due 2024 are guaranteed by GPHC. The Credit Agreement and the indentures governing the 4.75% Senior Notes due 2021, 4.875% Senior Notes due 2022 and 4.125% Senior Notes due 2024 (the “Indentures”) limit the Company's ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indentures may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase stock, pay dividends and make other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indenture, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

As of March 31, 2018, the Company was in compliance with the covenants in the Credit Agreement and the Indentures.

NOTE 5 — EQUITY COMPENSATION

The Company compensates its employees with grants of restricted stock units (“RSUs”) under the Graphic Packaging Holding Company 2014 Omnibus Stock and Incentive Compensation Plan (the “2014 Plan”). Compensation costs related to the grants are recognized in the Consolidated Statements of Operations with a corresponding adjustment to Member's Interest. Under the 2014 Plan, GPHC may also grant to the Company's employees stock options, stock appreciation rights, restricted stock, and other types of stock-based and cash awards. Awards under the 2014 Plan generally vest and expire in accordance with terms established at the time of grant. Shares issued pursuant to awards under the 2014 Plan are from GPHC's authorized but unissued shares. Compensation costs are recognized on a straight-line basis over the requisite service period of the award.

Stock Awards, Restricted Stock and Restricted Stock Units

Under the 2014 Plan, all RSUs generally vest and become payable in three years from date of grant. RSUs granted to employees generally contain either performance conditions based on various financial targets or service requirements that must be met for the shares to vest.

Data concerning RSUs granted in the first three months of 2018 is as follows:

	RSUs	Weighted Average Grant Date Fair Value Per Share
RSUs — Employees	1,497,281	$14.83

During the three months ended March 31, 2018 and 2017, $3.1 million and $2.3 million, respectively, were charged to compensation expense for stock incentive plans.

During the three months ended March 31, 2018 and 2017, approximately 0.6 million and 0.9 million GPHC shares were issued, respectively. The shares issued were primarily related to RSUs granted during 2015 and 2014, respectively.

NOTE 6 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The Company maintains both defined benefit pension plans and postretirement health care plans that provide medical and life insurance coverage to eligible salaried and hourly retired employees in North America and their dependents. The Company maintains international defined benefit pension plans which are either noncontributory or contributory and are funded in accordance with applicable local laws. Pension or termination benefits are based primarily on years of service and the employee's compensation.

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pension and Postretirement Expense

The pension and postretirement expenses related to the Company’s plans consisted of the following:

	Pension Benefits		Postretirement Health Care Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
In millions	2018	2017	2018	2017
Components of Net Periodic Cost:
Service Cost	$4.6	$2.6	$0.2	$0.2
Interest Cost	10.5	10.6	0.3	0.3
Administrative Expenses	0.1	—	—	—
Expected Return on Plan Assets	(16.0)	(16.0)	—	—
Amortization:
Prior Service Cost (Credit)	0.1	0.1	(0.1)	(0.1)
Actuarial Loss (Gain)	1.4	1.7	(0.5)	(0.5)
Net Periodic Cost (Benefit)	$0.7	$(1.0)	$(0.1)	$(0.1)

Employer Contributions

The Company made contributions of $1.3 million and $10.2 million to its pension plans during the first three months of 2018 and 2017, respectively. The Company expects to make contributions of $5 million to $10 million for the full year 2018. During 2017, the Company made $119.1 million of contributions to its pension plans.

The Company made postretirement health care benefit payments of $0.5 million and $0.6 million during the first three months of 2018 and 2017, respectively. The Company estimates its postretirement health care benefit payments for the full year 2018 to be approximately $3 million. During 2017, the Company made postretirement health care benefit payments of $2.2 million.

NOTE 7 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT

The Company enters into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under the Derivatives and Hedging topic of the FASB Codification and those not designated as hedging instruments under this guidance. The Company uses interest rate swaps, natural gas swap contracts, and forward exchange contracts. These derivative instruments are designated as cash flow hedges and, to the extent they are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in Accumulated Other Comprehensive Loss. These changes in fair value will subsequently be reclassified to earnings, contemporaneously with and offsetting changes in the related hedged exposure.

For more information regarding the Company’s financial instruments and fair value measurement, see “Note 9 — Financial Instruments, Derivatives and Hedging Activities” and “Note 10 — Fair Value Measurement” of the Notes to Consolidated Financial Statements of GPHC’s 2017 Form 10-K.

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. Changes in fair value will subsequently be reclassified into earnings as a component of Interest Expense, Net as interest is incurred on amounts outstanding under the term loan facility. The following table summarizes the Company's current interest rate swap positions for each period presented as of March 31, 2018:

Start	End	(In Millions) Notional Amount	Weighted Average Interest Rate
12/01/2017	10/01/2018	$250.0	1.16%
04/01/2018	01/01/2019	$150.0	2.03%
04/01/2018	01/01/2020	$150.0	2.25%
04/01/2018	10/01/2020	$150.0	2.36%

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. During the first three months of 2018 and 2017, there were no amounts of ineffectiveness related to changes in the fair value of interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to purchases of natural gas, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss, the resulting gain or loss reclassified into Cost of Sales concurrently with the recognition of the commodity consumed, and the ineffective portion of the swap contracts’ change in fair value recognized immediately in earnings. The Company has hedged approximately 28% of its expected natural gas usage for the remainder of 2018.

During the first three months of 2018 and 2017, there were minimal amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Foreign Currency Risk

The Company enters into forward exchange contracts to manage risks associated with foreign currency transactions and future variability of cash flows arising from those transactions that may be adversely affected by changes in exchange rates. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss and gains/losses related to these contracts are recognized in Other Expense (Income), Net or Net Sales, when appropriate.

At March 31, 2018, multiple forward exchange contracts existed that expire on various dates through the remainder of 2018. Those purchased forward exchange contracts outstanding at March 31, 2018 and December 31, 2017, when aggregated and measured in U.S. dollars at contractual rates at March 31, 2018 and December 31, 2017, had notional amounts totaling $47.7 million and $66.1 million, respectively.

No amounts were reclassified to earnings during the first three months of 2018 or during 2017 in connection with forecasted transactions that were considered probable of not occurring and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of its accounts receivables resulting from sales transactions denominated in foreign currencies in order to manage risks associated with variability in cash flows that may be adversely affected by changes in exchange rates. At March 31, 2018 and December 31, 2017, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at March 31, 2018 and December 31, 2017, when aggregated and measured in U.S. dollars at exchange rates at March 31, 2018 and December 31, 2017, had net notional amounts totaling $90.0 million and $90.1 million, respectively. Unrealized gains and losses resulting from these contracts are recognized in Other Expense (Income), Net and approximately offset corresponding recognized but unrealized gains and losses on the remeasurement of these accounts receivable.

Fair Value of Financial Instruments

The Company’s derivative instruments are carried at fair value. The Company has determined that the inputs to the valuation of these derivative instruments are Level 2 in the fair value hierarchy. Level 2 inputs are defined as quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. The Company uses valuation techniques based on discounted cash flow analyses, which reflect the terms of the derivatives and use observable market-based inputs, including forward rates, and uses market price quotations obtained from independent derivatives brokers, corroborated with information obtained from independent pricing service providers.

As of March 31, 2018, the Company had a gross derivative asset of $2.0 million and a gross derivative liability of $2.5 million, related to interest rate, foreign currency and commodity contracts. As of March 31, 2018, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks.

The fair values of the Company’s other financial assets and liabilities at March 31, 2018 and December 31, 2017 approximately equal the carrying values reported on the Condensed Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt (excluding capital leases and deferred financing fees) was $3,088.0 million and $2,299.1 million as compared to the carrying amounts of $3,065.3 million and $2,247.9 million as of March 31, 2018 and December 31, 2017, respectively. The fair value of the Company’s Total Debt, including the Senior Notes, are based on quoted market prices (Level 2 inputs). Level 2 valuation techniques for Long-Term Debt are based on quotations obtained from independent pricing service providers.

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a rollforward of pre-tax Accumulated Other Comprehensive Loss pertaining to derivative instruments:

In millions
Balance at December 31, 2017	$(0.3)
Reclassification to Earnings	(0.1)
Current Period Change in Fair Value	(0.8)
Balance at March 31, 2018	$(1.2)

At March 31, 2018, the Company expects to reclassify approximately $2.1 million of losses in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

NOTE 8 — INCOME TAXES

The Company is classified as a disregarded entity for U.S. income tax purposes and is generally not subject to domestic income tax expense. As a result, the consolidated financial statements exclude the tax effect of domestic earnings with the exception of state income tax for certain states that directly tax the operations of disregarded entities. The consolidated financial statements include the local country tax effect of foreign earnings generated by the Company’s wholly owned international subsidiaries. During the three months ended March 31, 2018, the Company recognized Income Tax Expense of $2.7 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $64.7 million. The income tax expense in 2017 was related to GPII's status as a corporation.

NOTE 9 — ENVIRONMENTAL AND LEGAL MATTERS

Environmental Matters

The Company is subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those governing discharges to air, soil and water, the management, treatment and disposal of hazardous substances, solid waste and hazardous wastes, the investigation and remediation of contamination resulting from historical site operations and releases of hazardous substances, and the health and safety of employees. Compliance initiatives could result in significant costs, which could negatively impact the Company’s consolidated financial position, results of operations or cash flows. Any failure to comply with environmental or health and safety laws and regulations or any permits and authorizations required thereunder could subject the Company to fines, corrective action or other sanctions.

Some of the Company’s current and former facilities are the subject of environmental investigations and remediations resulting from historic operations and the release of hazardous substances or other constituents. Some current and former facilities have a history of industrial usage for which investigation and remediation obligations may be imposed in the future or for which indemnification claims may be asserted against the Company. Also, closures or sales of facilities may necessitate investigation and may result in remediation activities at those facilities.

The Company has established reserves for those facilities or issues where a liability is probable and the costs are reasonably estimable. The Company believes that the amounts accrued for its loss contingencies, and the reasonably possible loss beyond the amounts accrued, are not material to the Company’s consolidated financial position, results of operations or cash flows. The Company cannot estimate with certainty other future compliance, investigation or remediation costs. Some costs relating to historic usage that the Company considers to be reasonably possible of resulting in liability are not quantifiable at this time. The Company will continue to monitor environmental issues at each of its facilities, as well as regulatory developments, and will revise its accruals, estimates and disclosures relating to past, present and future operations, as additional information is obtained.

Legal Matters

The Company is a party to a number of lawsuits arising in the ordinary conduct of its business. Although the timing and outcome of these lawsuits cannot be predicted with certainty, the Company does not believe that disposition of these lawsuits will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 — SEGMENT INFORMATION

The Company reports its results in three reportable segments as follows:

Paperboard Mills includes the eight North American paperboard mills which produce primarily CUK, CRB, and SBS, which is consumed internally to produce paperboard packaging for the Americas and Europe Paperboard Packaging segments. The remaining paperboard is sold externally to a wide variety of paperboard packaging converters and brokers. The Paperboard Mills segment Net Sales represent the sale of paperboard only to external customers. The effect of intercompany transfers to the paperboard packaging segments has been eliminated from the Paperboard Mills segment to reflect the economics of the integration of these segments.

Americas Paperboard Packaging includes paperboard packaging folding cartons and cups, lids and food containers sold primarily to Consumer Packaged Goods ("CPG") and Foodservice companies serving the food, beverage, and consumer product markets in the Americas.

Europe Paperboard Packaging includes paperboard packaging folding cartons and cups, lids and food containers sold primarily to CPG companies serving the food, beverage and consumer product markets in Europe.

The Company allocates certain mill and corporate costs to the reportable segments to appropriately represent the economics of these segments. The Corporate and Other caption includes the Pacific Rim and Australia operating segments and unallocated corporate and one-time costs.

These segments are evaluated by the chief operating decision maker based primarily on Income from Operations, as adjusted for depreciation and amortization. The accounting policies of the reportable segments are the same as those described above in "Note 1 - General Information."

Segment information is as follows:

	Three Months Ended
	March 31,
In millions	2018	2017
NET SALES:
Paperboard Mills	$278.0	$98.1
Americas Paperboard Packaging	989.9	792.8
Europe Paperboard Packaging	174.5	139.7
Corporate/Other/Eliminations(a)	33.6	30.9
Total	$1,476.0	$1,061.5

INCOME (LOSS) FROM OPERATIONS:
Paperboard Mills	$(6.7)	$(12.3)
Americas Paperboard Packaging	112.0	89.4
Europe Paperboard Packaging	14.7	7.0
Corporate and Other (b)	(28.8)	(12.5)
Total	$91.2	$71.6

DEPRECIATION AND AMORTIZATION:
Paperboard Mills	$51.5	$30.6
Americas Paperboard Packaging	41.0	30.2
Europe Paperboard Packaging	12.5	9.8
Corporate and Other	4.8	4.4
Total	$109.8	$75.0

(a)	Includes Revenue from contracts with customers for the Australia and Pacific Rim operating segments, which is not material.

(b)	Includes expenses related to acquisitions, integration activities and shutdown costs.

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For more information regarding the Company’s business segments, see “Note 14 — Business Segment and Geographic Area Information” of the Notes to Consolidated Financial Statements of GPHC’s 2017 Form 10-K.

NOTE 11 — MEMBER'S INTEREST

The following is a summary of the changes in member's total interest for the three months ended March 31, 2018:

In millions	Total Members Interest
Balance at December 31, 2017	$1,570.1
NACP Combination	1,234.6
Net Income	62.3
Other Comprehensive Income, Net of Tax	19.9
Compensation Expense Under Share-Based Plans	3.1
Distributions of Membership Interest	(26.7)
Balance at March 31, 2018	$2,863.3

NOTE 12 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The changes in the components of Accumulated Other Comprehensive (Loss) Income for three months ended March 31, 2018 are as follows(a):

In millions	Derivative Instruments	Pension Benefit Plans	Postretirement Benefit Plans	Currency Translation Adjustment	Total
Balance at December 31, 2017	$(0.2)	$(265.3)	$20.8	$(103.1)	$(347.8)
Other Comprehensive Income (Loss) before Reclassifications	(1.0)	—	—	20.1	19.1
Amounts Reclassified from Accumulated Other Comprehensive (Loss) Income(b)	(0.1)	1.5	(0.6)	—	0.8
Net Current-period Other Comprehensive Income (Loss)	(1.1)	1.5	(0.6)	20.1	19.9
Balance at March 31, 2018	$(1.3)	$(263.8)	$20.2	$(83.0)	$(327.9)

(a)	All amounts are net of income taxes.
(b) See following table for details about these reclassifications.

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following represents reclassifications out of Accumulated Other Comprehensive (Loss) Income for the three months ended March 31, 2018:

In millions
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
Derivatives Instruments:
Commodity Contracts	$(0.2)		Cost of Sales
Foreign Currency Contracts	0.4		Other Expense (Income), Net
Interest Rate Swap Agreements	(0.3)		Interest Income, Net
	$(0.1)		Total, Net of Tax

Amortization of Defined Benefit Pension Plans:
Prior Service Costs	$0.1	(c)
Actuarial Losses	1.4	(c)
	$1.5		Total, Net of Tax

Amortization of Postretirement Benefit Plans:
Prior Service Credits	$(0.1)	(c)
Actuarial Gains	(0.5)	(c)
	$(0.6)		Total, Net of Tax

Total Reclassifications for the Period	$0.8

(c)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see “Note 6 — Pensions and Other Postretirement Benefits").

NOTE 13 — GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
These consolidating financial statements reflect GPIL (the "Issuer"); and the Subsidiary Guarantors, which consist of all material 100% owned subsidiaries of GPIL other than its foreign subsidiaries; and the nonguarantor subsidiaries (herein referred to as “Nonguarantor Subsidiaries”). The Nonguarantor Subsidiaries include all of GPIL's foreign subsidiaries and immaterial domestic subsidiaries. Separate complete financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly and severally, fully and unconditionally liable under the guarantees.

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2018
In millions	Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$1,234.9	$0.6	$326.4	$(85.9)	$1,476.0
Cost of Sales	1,049.4	(0.3)	290.3	(85.9)	1,253.5
Selling, General and Administrative	97.8	—	23.3	—	121.1
Other (Income) Expense, Net	(0.3)	—	1.2	—	0.9
Business Combinations and Shutdown and Other Special Charges	9.1	—	0.2	—	9.3
Income from Operations	78.9	0.9	11.4	—	91.2
Nonoperating Pension Income	3.3	—	0.9	—	4.2
Interest Expense, Net	(27.5)	—	(1.3)	—	(28.8)
Loss on Modification or Extinguishment of Debt	(1.9)	—	—	—	(1.9)
Income before Income Taxes and Equity Income of Unconsolidated Entity	52.8	0.9	11.0	—	64.7
Income Tax Expense	(0.4)	—	(2.3)	—	(2.7)
Income before Equity Income of Unconsolidated Entities	52.4	0.9	8.7	—	62.0
Equity Income of Unconsolidated Entity	—	—	0.3	—	0.3
Equity in Net Earnings of Subsidiaries	9.9	(0.9)	—	(9.0)	—
Net Income (Loss)	$62.3	$—	$9.0	$(9.0)	$62.3

Comprehensive Income (Loss)	$82.2	$2.2	$29.5	$(31.7)	$82.2

	Three Months Ended March 31, 2017
In millions	Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$845.2	$37.0	$262.6	$(83.3)	$1,061.5
Cost of Sales	708.5	30.8	233.6	(83.3)	889.6
Selling, General and Administrative	69.7	2.7	19.5	—	91.9
Other (Income) Expense, Net	(2.7)	0.1	2.4	—	(0.2)
Business Combinations and Shutdown and Other Special Charges, Net	5.8	—	2.8	—	8.6
Income from Operations	63.9	3.4	4.3	—	71.6
Nonoperating Pension Income	3.9	—	—	—	3.9
Interest Expense, Net	(20.4)	—	(0.9)	—	(21.3)
Income before Income Taxes and Equity Income of Unconsolidated Entity	47.4	3.4	3.4	—	54.2
Income Tax Expense	(14.9)	(1.2)	(1.5)	—	(17.6)
Income before Equity Income of Unconsolidated Entity	32.5	2.2	1.9	—	36.6
Equity Income of Unconsolidated Entity	—	—	0.4	—	0.4
Equity in Net Earnings of Subsidiaries	4.5	(3.4)	—	(1.1)	—
Net Income (Loss)	$37.0	$(1.2)	$2.3	$(1.1)	$37.0

Comprehensive Income (Loss)	$54.7	$21.2	$20.8	$(42.0)	$54.7

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2018
In millions	Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS

Current Assets:
Cash and Cash Equivalents	$19.4	$—	$33.1	$—	$52.5
Receivables, Net	371.6	—	366.6	—	738.2
Inventories, Net	727.3	—	237.1	—	964.4
Intercompany	647.1	204.6	—	(851.7)	—
Deferred Income Tax Assets	—	—	0.7	—	0.7
Other Current Assets	44.1	—	14.5	—	58.6
Total Current Assets	1,809.5	204.6	652.0	(851.7)	1,814.4
Property, Plant and Equipment, Net	2,758.3	0.1	345.7	—	3,104.1
Investment in Consolidated Subsidiaries	204.7	14.9	—	(219.6)	—
Goodwill	1,439.1	—	168.1	—	1,607.2
Other Assets	449.2	—	136.6	—	585.8
Total Assets	$6,660.8	$219.6	$1,302.4	$(1,071.3)	$7,111.5

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$38.0	$—	$17.6	$—	$55.6
Accounts Payable	472.4	—	141.2	—	613.6
Intercompany	—	—	1,043.4	(1,043.4)	—
Interest Payable	18.3	—	0.6	—	18.9
Other Accrued Liabilities	220.2	—	66.3	—	286.5
Total Current Liabilities	748.9	—	1,269.1	(1,043.4)	974.6
Long-Term Debt	2,909.6	—	133.9	—	3,043.5
Deferred Income Tax Liabilities	5.8	—	21.9	—	27.7
Other Noncurrent Liabilities	133.2	—	69.2	—	202.4

MEMBER'S INTEREST
Total Member's Interest	2,863.3	219.6	(191.7)	(27.9)	2,863.3
Total Liabilities and Member's Interest	$6,660.8	$219.6	$1,302.4	$(1,071.3)	$7,111.5

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2017
In millions	Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS

Current Assets:
Cash and Cash Equivalents	$1.2	$—	$42.9	$—	$44.1
Receivables, Net	78.4	—	339.9	—	418.3
Inventories, Net	417.8	—	216.2	—	634.0
Intercompany	607.5	204.3	—	(811.8)	—
Other Current Assets	26.7	—	12.1	—	38.8
Total Current Assets	1,131.6	204.3	611.1	(811.8)	1,135.2
Property, Plant and Equipment, Net	1,532.9	0.1	334.2	—	1,867.2
Investment in Consolidated Subsidiaries	204.4	13.0	—	(217.4)	—
Goodwill	1,154.8	—	168.2	—	1,323.0
Other Assets	354.0	—	140.7	—	494.7
Total Assets	$4,377.7	$217.4	$1,254.2	$(1,029.2)	$4,820.1

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$51.5	$—	$9.8	$—	$61.3
Accounts Payable	380.5	—	134.8	—	515.3
Interest Payable	14.3	—	0.6	—	14.9
Intercompany	—	—	1,033.0	(1,033.0)	—
Other Accrued Liabilities	163.5	—	68.9	—	232.4
Total Current Liabilities	609.8	—	1,247.1	(1,033.0)	823.9
Long-Term Debt	2,082.3	—	130.9	—	2,213.2
Deferred Income Tax Liabilities	2.2	—	26.8	—	29.0
Other Noncurrent Liabilities	113.3	—	70.6	—	183.9

MEMBER'S INTEREST
Total Member's Interest	1,570.1	217.4	(221.2)	3.8	1,570.1
Total Liabilities and Member's Interest	$4,377.7	$217.4	$1,254.2	$(1,029.2)	$4,820.1

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2018
In millions	Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$62.3	$—	$9.0	$(9.0)	$62.3
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	91.7	—	18.1	—	109.8
Deferred Income Taxes	0.1	—	(2.6)	—	(2.5)
Amount of Postretirement Expense Greater (Less) Than Funding	0.9	—	(2.1)	—	(1.2)
Equity in Net Earnings of Subsidiaries	(9.9)	0.9	—	9.0	—
Other, Net	7.5	—	(0.1)	—	7.4
Changes in Operating Assets and Liabilities	(296.8)	(0.9)	(50.1)	—	(347.8)
Net Cash Used in Operating Activities	(144.2)	—	(27.8)	—	(172.0)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(83.2)	—	(5.7)	—	(88.9)
Packaging Machinery Spending	(2.8)	—	(0.4)	—	(3.2)
Acquisition of Business, Net of Cash Acquired	(2.4)	—	(1.1)	—	(3.5)
Cash Receipts on Sold Receivables	258.9	—	23.7	—	282.6
Beneficial Interest Obtained in Exchange for Proceeds	(133.0)	—	(5.0)	—	(138.0)
Other, Net	0.4	—	(2.7)	—	(2.3)
Net Cash Provided by Investing Activities	37.9	—	8.8	—	46.7

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Debt	(125.0)	—	—	—	(125.0)
Borrowings under Revolving Credit Facilities	597.1	—	13.8	—	610.9
Payments on Revolving Credit Facilities	(317.7)	—	(5.8)	—	(323.5)
Membership Distribution	(22.0)	—	—	—	(22.0)
Debt Issuance Cost	(7.9)	—	—	—	(7.9)
Net Cash Provided by Financing Activities	124.5	—	8.0	—	132.5

Effect of Exchange Rate Changes on Cash	—	—	1.2	—	1.2

Net Increase (Decrease) in Cash and Cash Equivalents	18.2	—	(9.8)	—	8.4
Cash and Cash Equivalents at Beginning of Period	1.2	—	42.9	—	44.1
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19.4	$—	$33.1	$—	$52.5

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2017
In millions	Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$37.0	$(1.2)	$2.3	$(1.1)	$37.0
Non-cash Items Included in Net Income (Loss):
Depreciation and Amortization	57.6	3.6	13.8	—	75.0
Deferred Income Taxes	11.7	1.2	(1.0)	—	11.9
Amount of Postretirement Expense Less Than Funding	(10.3)	—	(1.6)	—	(11.9)
Equity in Net Earnings of Subsidiaries	(4.5)	3.4	—	1.1	—
Other, Net	3.0	—	1.1	—	4.1
Changes in Operating Assets and Liabilities	(156.5)	(7.3)	(44.0)	—	(207.8)
Net Cash Used In Operating Activities	(62.0)	(0.3)	(29.4)	—	(91.7)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(47.7)	—	(21.5)	—	(69.2)
Packaging Machinery Spending	(6.9)	—	—	—	(6.9)
Cash Receipts on Sold Receivables	105.8	—	24.4	—	130.2
Beneficial Interest Obtained in Exchange for Proceeds	(5.0)	—	(5.1)	—	(10.1)
Other, Net	(1.2)	—	—	—	(1.2)
Net Cash Provided by (Used in) Investing Activities	45.0	—	(2.2)	—	42.8

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Debt	(6.3)	—	—	—	(6.3)
Borrowings under Revolving Credit Facilities	298.5	—	11.6	—	310.1
Payments on Revolving Credit Facilities	(198.5)	—	(7.9)	—	(206.4)
Dividends Paid	(73.7)	—	—	—	(73.7)
Other, Net	2.2	—	—	—	2.2
Net Cash (Used in) Provided by Financing Activities	22.2	—	3.7	—	25.9

	—	—	1.3	—	1.3

Net Increase (Decrease) in Cash and Cash Equivalents	5.2	(0.3)	(26.6)	—	(21.7)
Cash and Cash Equivalents at Beginning of Period	0.9	1.2	57.0	—	59.1
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6.1	$0.9	$30.4	$—	$37.4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This management’s discussion and analysis of financial conditions and results of operations is intended to provide investors with an understanding of the Company's past performance, financial condition and prospects. The following will be discussed and analyzed:

➢	Overview of Business

➢	Overview of 2018 Results

➢	Results of Operations

➢	Financial Condition, Liquidity and Capital Resources

➢	Critical Accounting Policies

➢	New Accounting Standards

➢	Business Outlook

OVERVIEW OF BUSINESS

The Company’s objective is to strengthen its position as a leading provider of paper-based packaging solutions. To achieve this objective, the Company offers customers its paperboard, cartons, cups, lids, foodservice containers and packaging machines, either as an integrated solution or separately. Cartons and carriers are designed to protect and contain products. Product offerings include a variety of laminated, coated and printed packaging structures that are produced from the Company’s coated unbleached kraft (“CUK”), coated recycled board (“CRB”), and solid bleach sulfate ("SBS"). Innovative designs and combinations of paperboard, films, foils, metallization, holographics and embossing are customized to the individual needs of the customers.

The Company is implementing strategies (i) to expand market share in its current markets and to identify and penetrate new markets; (ii) to capitalize on the Company’s customer relationships, business competencies, and mills and folding carton assets; (iii) to develop and market innovative, sustainable products and applications; and (iv) to continue to reduce costs by focusing on operational improvements. The Company’s ability to fully implement its strategies and achieve its objectives may be influenced by a variety of factors, many of which are beyond its control, such as inflation of raw material and other costs, which the Company cannot always pass through to its customers, and the effect of overcapacity in the worldwide paperboard packaging industry.

Significant Factors That Impact The Company’s Business

Impact of Inflation/Deflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, chemicals, secondary fibers, purchased paperboard, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Costs increased in the first three months of 2018 by $17.8 million, compared to the first three months of 2017. The higher costs in the three months ended March 31, 2018 were due to freight ($9.9 million), labor and benefit costs ($5.2 million), chemicals ($4.9 million) and other costs, net ($0.5 million), partially offset by lower secondary fiber cost ($2.7 million).

Because the price of natural gas experiences significant volatility, the Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has entered into natural gas swap contracts to hedge prices for a portion of its expected usage for the remainder of 2018. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur.

Commitment to Cost Reduction. In light of increasing margin pressure throughout the packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company utilizes a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. The Company has expanded the continuous improvement initiative to include the deployment of Lean Sigma principles into manufacturing and supply chain services.

The Company’s ability to continue to successfully implement its business strategies and to realize anticipated savings and operating efficiencies is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. If the Company cannot successfully implement the strategic cost reductions or other cost savings plans it may not be able to continue to compete successfully against other manufacturers. In addition, any failure to generate the anticipated efficiencies and savings could adversely affect the Company’s financial results.

Competition and Market Factors. As some products can be packaged in different types of materials, the Company’s sales are affected by competition from other manufacturers’ CUK board, CRB, SBS, folding box board, and recycled clay-coated news. Additional substitute products also include plastic, shrink film and corrugated containers. In addition, while the Company has long-term relationships with many of its customers, the underlying contracts may be re-bid or renegotiated from time to time, and the Company may not be successful in renewing on favorable terms or at all. The Company works to maintain market share through efficiency, product innovation and strategic sourcing to its customers; however, pricing and other competitive pressures may occasionally result in the loss of a customer relationship.

In addition, the Company’s sales historically are driven by consumer buying habits in the markets its customers serve. Changes in consumer dietary habits and preferences, increases in the costs of living, unemployment rates, access to credit markets, as well as other macroeconomic factors, may negatively affect consumer spending behavior. New product introductions and promotional activity by the Company’s customers and the Company’s introduction of new packaging products also impact its sales.

Debt Obligations. The Company had an aggregate principal amount of $3,111.8 million of outstanding debt obligations as of March 31, 2018. This debt has consequences for the Company, as it requires a portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and may restrict the Company’s ability to obtain additional financing. Covenants in the Company's Amended and Restated Credit Agreement, the Term Loan Credit Agreement and Indentures may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase stock, pay dividends, make other restricted payments and make acquisitions or other investments. The Credit Agreement and the Term Loan Credit Agreement also require compliance with a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See "Convenant Restrictions" in “Financial Condition, Liquidity and Capital Resources — Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.

The debt and the restrictions under the Amended and Restated Credit Agreement, the Term Loan Credit Agreement and the Indentures could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The outstanding debt obligations and the restrictions may also leave the Company more vulnerable to a downturn in general economic conditions or its business, or unable to carry out capital expenditures that are necessary or important to its growth strategy and productivity improvement programs.

OVERVIEW OF FIRST QUARTER 2018 RESULTS

This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of the Company's results of operations. On a Consolidated basis:

•
Net Sales for the three months ended March 31, 2018, increased $414.5 million or 39.0% to $1,476.0 million from $1,061.5 million for the three months ended March 31, 2017, due to the NACP Combination and 2017 Acquisitions discussed below, favorable currency exchange rates and higher selling prices.

•
Income from Operations for the three months ended March 31, 2018 increased $19.6 million or 27.4% to $91.2 million from $71.6 million for the three months ended March 31, 2017 due to the NACP Combination and 2017 Acquisitions, cost savings through continuous improvement and other programs, favorable currency exchange rates and the higher selling prices, partially offset by higher inflation.

Acquisitions

•
On January 1, 2018, the Company combined its business with the North America Consumer Packaging business ("NACP"), of International Paper Company's ("IP"), referred to as the NACP Combination. NACP was a leading producer of SBS paperboard and paper-based foodservice products. The NACP business included two SBS mills located in Augusta, Georgia and Texarkana, Texas, three converting facilities in the U.S. and one in the United Kingdom.

•
During 2017, the Company acquired Seydaco Packaging Corp. ("Seydaco"), Norgraft Packaging, S.A. ("Norgraft"), and Carton Craft Corporation ("Carton Craft"). These transactions are referred to collectively as the "2017 Acquisitions."

RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
In millions	2018	2017
Net Sales	$1,476.0	$1,061.5
Income from Operations	91.2	71.6
Nonoperating Pension and Postretirement Benefit Income	4.2	3.9
Interest Expense, Net	(28.8)	(21.3)
Loss on Modification or Extinguishment of Debt	(1.9)	—
Income before Income Taxes and Equity Income of Unconsolidated Entity	64.7	54.2
Income Tax Expense	(2.7)	(17.6)
Income before Equity Income of Unconsolidated Entity	62.0	36.6
Equity Income of Unconsolidated Entity	0.3	0.4
Net Income	$62.3	$37.0

FIRST QUARTER 2018 COMPARED WITH FIRST QUARTER 2017

Net Sales

	Three Months Ended March 31,
In millions	2018	2017	Increase	Percent Change
Consolidated	$1,476.0	$1,061.5	$414.5	39.0%

The components of the change in Net Sales are as follows:

	Three Months Ended March 31,
		Variances
In millions	2017	Price	Volume/Mix	Exchange	Total	2018
Consolidated	$1,061.5	$5.5	$385.0	$24.0	$414.5	$1,476.0

The Company’s Net Sales for the three months ended March 31, 2018 increased by $414.5 million or 39.0% to $1,476.0 million from $1,061.5 million for the three months ended March 31, 2017, due to Net Sales of $395.3 million from the NACP Combination and 2017 Acquisitions, favorable currency exchange rates, primarily the Euro and the Great Britain Pound and higher selling prices. These increases were offset by lower open market volumes as the Company internalized more paperboard due to the shutdown of the Santa Clara mill in the fourth quarter of 2017. Core volumes were stable due to new product introductions and increased global beverage volumes, while softness continued for certain consumer products.

Income from Operations

	Three Months Ended March 31,
In millions	2018	2017	Increase	Percent Change
Consolidated	$91.2	$71.6	$19.6	27.4%

The components of the change in Income from Operations are as follows:

	Three Months Ended March 31,
		Variances
In millions	2017	Price	Volume/Mix	Inflation	Exchange	Other (a)	Total	2018
Consolidated	$71.6	$5.5	$0.3	$(17.8)	$4.5	$27.1	$19.6	$91.2

(a) Includes the Company's cost reduction initiatives and expenses related to acquisitions and integration activities, shutdown and other special charges.

Income from Operations for the three months ended March 31, 2018 increased $19.6 million or 27.4% to $91.2 million from $71.6 million for the three months ended March 31, 2017 due to the NACP Combination and 2017 Acquisitions, cost savings through continuous improvement and other programs, the impact related to planned downtime taken in 2017 to upgrade a paper machine in West Monroe, LA and the higher selling prices. These increases were partially offset by expenses related to the NACP Combination and integration activities and higher inflation. Inflation for the three months ended March 31, 2018 increased primarily due to higher freight ($9.9 million), labor and benefit costs ($5.2 million), chemicals ($4.9 million) and other costs, net ($0.5 million), partially offset by secondary fiber ($2.7 million).

Interest Expense, Net

Interest Expense, Net was $28.8 million and $21.3 million for the three months ended March 31, 2018 and 2017, respectively. Interest Expense, Net increased due primarily to higher average debt balances and interest rates as compared to the same period in the prior year. As of March 31, 2018, approximately 59% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During the three months ended March 31, 2018, the Company recognized Income Tax Expense of $2.7 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $64.7 million. The Company is classified as a disregarded entity for U.S. income tax purposes and is generally not subject to domestic income tax expense. As a result, the consolidated financial statements exclude the tax effect of domestic earnings with the exception of state income tax for certain states that directly tax the operations of disregarded entities. The consolidated financial statements include the local country tax effect of foreign earnings generated by the Company’s wholly owned international subsidiaries. The income tax expense in 2017 was related to Graphic Packaging International, Inc.'s status as a corporation.

Segment Reporting

The Company reports its results in three reportable segments as follows:

Paperboard Mills includes the eight North American paperboard mills which produce primarily CUK, CRB, and SBS, which is consumed internally to produce paperboard packaging for the Americas and Europe Paperboard Packaging segments. The remaining paperboard is sold externally to a wide variety of paperboard packaging converters and brokers. The Paperboard Mills segment Net Sales represent the sale of paperboard only to external customers. The effect of intercompany transfers to the paperboard packaging segments has been eliminated from the Paperboard Mills segment to reflect the economics of the integration of these segments.

Americas Paperboard Packaging includes paperboard packaging folding cartons and cups, lids, and food containers sold primarily to Consumer Packaged Goods ("CPG") and Foodservice companies serving the food, beverage, and consumer product markets in the Americas.

Europe Paperboard Packaging includes paperboard packaging folding cartons and cups, lids and food containers sold primarily to CPG companies serving the food, beverage and consumer product markets in Europe.

The Company allocates certain mill and corporate costs to the reportable segments to appropriately represent the economics of these segments. The Corporate and Other caption includes the Pacific Rim and Australia operating segments and unallocated corporate and one-time costs.

These segments are evaluated by the chief operating decision maker based primarily on Income from Operations, as adjusted for depreciation and amortization. The accounting policies of the reportable segments are the same as those described above in "Note 1 - General Information."

	Three Months Ended
	March 31,
In millions	2018	2017
NET SALES:
Paperboard Mills	$278.0	$98.1
Americas Paperboard Packaging	989.9	792.8
Europe Paperboard Packaging	174.5	139.7
Corporate/Other/Eliminations(a)	33.6	30.9
Total	$1,476.0	$1,061.5

INCOME (LOSS) FROM OPERATIONS:
Paperboard Mills	$(6.7)	$(12.3)
Americas Paperboard Packaging	112.0	89.4
Europe Paperboard Packaging	14.7	7.0
Corporate and Other (b)	(28.8)	(12.5)
Total	$91.2	$71.6

(a)	Includes Revenue from contracts with customers for the Australia and Pacific Rim operating segments, which is not material.

(b)	Includes expenses related to acquisitions, integration activities and shutdown costs.

2018 COMPARED WITH 2017

First Quarter 2018 Compared to First Quarter 2017
Paperboard Mills
Net Sales increased due to the NACP Combination and increased selling prices, partially offset by lower open market volume of CRB as the Company internalized more paperboard due to the closure of the Santa Clara Mill in the fourth quarter of 2017.

Loss from Operations decreased due to the NACP Combination, the impact of planned downtime taken in 2017 to upgrade a paper machine in West Monroe, LA., productivity improvements and the higher selling prices, partially offset by higher inflation, primarily for chemicals and freight.

Americas Paperboard Packaging
Net Sales increased due to the NACP Combination, 2017 Acquisitions, higher selling prices and new production introductions, partially offset by lower volume for certain consumer products.

Income from Operations increased due to the NACP Combination, 2017 Acquisitions, the higher selling prices and cost savings through continuous improvement programs, partially offset by higher inflation, primarily for freight and labor and benefits.

Europe Paperboard Packaging
Net Sales increased due to favorable foreign currency exchange rates, the Norgraft acquisition, increased volumes for beverage, consumer and convenience products and higher selling prices.

Income from Operations increased due to the same factors increasing Net Sales as well as, continuous improvement and other cost savings programs, partially offset by higher inflation, primarily external paperboard.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company broadly defines liquidity as its ability to generate sufficient funds from both internal and external sources to meet its obligations and commitments. In addition, liquidity includes the ability to obtain appropriate debt and equity financing and to convert into cash those assets that are no longer required to meet existing strategic and financial objectives. Therefore, liquidity cannot be considered separately from capital resources that consist of current or potentially available funds for use in achieving long-range business objectives and meeting debt service commitments.

Cash Flows

	Three Months Ended
	March 31,
In millions	2018	2017
Net Cash Used in Operating Activities	$(172.0)	$(91.7)
Net Cash Provided by Investing Activities	$46.7	$42.8
Net Cash Provided by Financing Activities	$132.5	$25.9

Effective January 1, 2018, the Company adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230); Classification of Certain Cash Receipts and Cash Payments, which required the Company to classify consideration received for beneficial interest obtained for transferring trade receivables as investing activities instead of operating activities. The impact on the Company's consolidated statement of cash flows for the three months ended March 31, 2017 was an $120.1 million decrease to cash provided by operating activities and a corresponding increase to cash provided by investing activities.

Net cash used in operating activities for the first three months of 2018 totaled $172.0 million, compared to $91.7 million for the same period in 2017. The decrease was due to the increase in the deferred purchase price for receivables sold during the period and higher inventory. Pension contributions for the first three months of 2018 and 2017 were $1.3 million and $10.2 million, respectively.

Net cash provided by investing activities for the first three months of 2018 totaled $46.7 million, compared to $42.8 million for the same period in 2017. Capital spending was $92.1 million and $76.1 million in 2018 and 2017, respectively. In 2018, the Company paid $3.5 million for acquisitions, which included $1.1 million for the U.K. entity in the NACP Combination and $2.4 million for the working capital true up for the Seydaco acquisition. Net cash receipts related to the accounts receivable securitization and sale programs were $144.6 million and $120.1 million in 2018 and 2017, respectively.

Net cash provided by financing activities for the first three months of 2018 totaled $132.5 million, compared to $25.9 million for the same period in 2017. Current year activities include net borrowings under revolving credit facilities of $287.4 million, primarily for capital spending, and made payments on debt of $125.0 million. In the prior period, the Company had net borrowings under revolving credit facilities of $103.7 million, made payments on debt of $6.3 million, and paid dividends of $73.7 million.

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from debt service on its indebtedness and from the funding of its capital expenditures, ongoing operating costs, working capital, and membership distributions. Principal and interest payments under the term loan facilities and the revolving credit facilities, together with principal and interest payments on the Company's 4.75% Senior Notes due 2021, 4.875% Senior Notes due 2022 and 4.125% Senior Notes due 2024 (the “Notes”), represent liquidity requirements for the Company. Based upon current levels of operations, anticipated cost savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its revolving credit facilities and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, necessary capital expenditure program requirements and ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see “Covenant Restrictions” below) will be subject to future economic conditions, including conditions in the credit markets, and to financial, business and other factors, many of which are beyond the Company's control, and will be substantially dependent on the selling prices and demand for the Company's products, raw material and energy costs, and the Company's ability to successfully implement its overall business and profitability strategies.

The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). The loss on sale is not material and is included in Other Expense (Income), Net line item on the Condensed Consolidated Statement of Operations. The following table summarizes the activity under these programs as of March 31, 2018 and March 31, 2017, respectively:

	Three Months Ended
	March 31,
In millions	2018	2017
Receivables Sold and Derecognized	$844.8	$346.2
Proceeds Collected on Behalf of Financial Institutions	833.7	352.8
Proceeds Paid to Financial Institutions	128.7	9.1
Deferred Purchase Price	240.4	33.1

The Company has also entered into various factoring and supply chain financing arrangements which also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the three months ended March 31, 2018 and 2017, the Company sold receivables of approximately $30 million and $18 million, respectively, related to these factoring arrangements.

Receivables sold under all programs subject to continuing involvement, which consist principally of collection services, at March 31, 2018 and December 31, 2017, were approximately $593 million and $583 million, respectively.

Covenant Restrictions

Covenants contained in the Amended and Restated Credit Agreement, the Term Loan Credit Agreement (collectively, the "Credit Agreement") and the Indentures may, among other things, limit the ability to incur additional indebtedness, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase shares, pay dividends and make other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the indentures under which the Notes are issued, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions, together with disruptions in the credit markets, could limit the Company's ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

Under the terms of the Credit Agreement, the Company must comply with a maximum Consolidated Total Leverage Ratio covenant and a minimum Consolidated Interest Expense Ratio covenant. The Third Amended and Restated Credit Agreement, which contains the definitions of these covenants, was filed as an exhibit to the Company's Form 8-K filed on January 2, 2018.

The Company must maintain a maximum Consolidated Total Leverage Ratio of less than 4.25 to 1.00. At March 31, 2018, the Company was in compliance with the Consolidated Total Leverage Ratio covenant in the Credit Agreement and the ratio was 3.06 to 1.00.

The Company must also comply with a minimum Consolidated Interest Expense Ratio of 3.00 to 1.00. At March 31, 2018, the Company was in compliance with the minimum Consolidated Interest Expense Ratio covenant in the Credit Agreement and the ratio was 10.78 to 1.00.

As of March 31, 2018, the Company's credit was rated BB+ by Standard & Poor's and Ba1 by Moody's Investor Services. Standard & Poor's and Moody's Investor Services' ratings on the Company included a stable outlook.

Capital Investment

The Company’s capital investment in the first three months of 2018 was $92.1 million compared to $76.1 million in the first three months of 2017. The capital investments were primarily due to planned asset upgrades at the U.S.-based mills and continued investments made as part of the integration of acquisitions.

Environmental Matters

Some of the Company’s current and former facilities are the subject of environmental investigations and remediations resulting from historical operations and the release of hazardous substances or other constituents. Some current and former facilities have a history of industrial usage for which investigation and remediation obligations may be imposed in the future or for which indemnification claims may be asserted against the Company. Also, closures or sales of facilities may necessitate further investigation and may result in remediation at those facilities. The Company has established reserves for those facilities or issues where liability is probable and the costs are reasonably estimable.

For further discussion of the Company’s environmental matters, see "Note 9 - Environmental and Legal Matters" in the Notes to Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from these estimates, and changes in these estimates are recorded when known. The critical accounting policies used by management in the preparation of the Company’s condensed consolidated financial statements are those that are important both to the presentation of the Company’s financial condition and results of operations and require significant judgments by management with regard to estimates used.

The Company’s most critical accounting policies, which require significant judgment or involve complex estimations, are described in GPHC’s Form 10-K for the year ended December 31, 2017.

NEW ACCOUNTING STANDARDS

For a discussion of recent accounting pronouncements impacting the Company, see "Note 1 - General Information" in the Notes to Condensed Consolidated Financial Statements.

BUSINESS OUTLOOK

Total capital investment for 2018 is expected to be approximately $380 million and is expected to relate principally to the Company’s maintenance and process capability improvements (approximately $320 million) and acquiring capital spares (approximately $50 million), and producing packaging machinery (approximately $10 million).

The Company also expects the following in 2018:

•	Depreciation and amortization expense between $430 million and $450 million, excluding approximately $6 million of pension amortization.

•	Interest expense of $125 million to $135 million, including approximately $6 million to $7 million of non-cash interest expense associated with amortization of debt issuance costs.

•	Pension plan contributions of $5 million to $10 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, “Item 7A, Quantitative and Qualitative Disclosure about Market Risk”, in GPHC’s Form 10-K for the year ended December 31, 2017. There have been no significant developments with respect to derivatives or exposure to market risk during the first three months of 2018. For a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see GPHC’s Form 10-K for the year ended December 31, 2017 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2018 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to a number of lawsuits arising in the ordinary conduct of its business. Although the timing and outcome of these lawsuits cannot be predicted with certainty, the Company does not believe that disposition of these lawsuits will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. For more information see "Note 9 - Environmental and Legal Matters" in the Notes to Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in GPHC’s Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification required by Rule 13a-14(a).

31.2	Certification required by Rule 13a-14(a).

32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHIC PACKAGING INTERNATIONAL, LLC

(Registrant)

/s/ STEPHEN R. SCHERGER	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	April 25, 2018
Stephen R. Scherger

/s/ DEBORAH R. FRANK	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	April 25, 2018
Deborah R. Frank