Form 10-Q
period 2019-03-31
GRAPHIC PACKAGING INTERNATIONAL, LLC
filed 2019-04-23
CIK 1005011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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

Certain statements regarding the expectations of Graphic Packaging International, LLC (“GPIL” and, together with its subsidiaries, the “Company”), including, but not limited to, reclassification of gains on derivative instruments, capital investment, depreciation and amortization, interest expense, pension expense, pension plan contributions, and postretirement health care benefit payments in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, inflation of and volatility in raw material and energy costs, changes in consumer buying habits and product preferences, competition with other paperboard manufacturers and product substitution, the Company’s ability to implement its business strategies, including strategic acquisitions, the Company's ability to successfully integrate acquisitions, productivity initiatives and cost reduction plans, the Company’s debt level, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that impact the Company's ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements, except as may be required by law. Additional information regarding these and other risks is contained in Part I, "Item 1A., Risk Factors" of the Company's 2018 Annual Report on Form 10-K, and in other filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAPHIC PACKAGING INTERNATIONAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
In millions, except per share amounts	2019	2018
Net Sales	$1,505.9	$1,477.4
Cost of Sales	1,239.8	1,253.5
Selling, General and Administrative	124.5	122.5
Other Expense, Net	1.2	0.9
Business Combinations, Gain on Sale of Assets and Shutdown and Other Special Charges, Net	6.2	9.3
Income from Operations	134.2	91.2
Nonoperating Pension and Postretirement Benefit (Expense) Income	(0.1)	4.2
Interest Expense, Net	(35.0)	(28.8)
Loss on Modification or Extinguishment of Debt	—	(1.9)
Income before Income Taxes and Equity Income of Unconsolidated Entity	99.1	64.7
Income Tax Expense	(4.0)	(2.7)
Income before Equity Income of Unconsolidated Entity	95.1	62.0
Equity Income of Unconsolidated Entity	0.2	0.3
Net Income	95.3	62.3

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
In millions	2019	2018
Net Income	$95.3	$62.3
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	(0.6)	(1.1)
Pension and Postretirement Benefit Plans	1.9	0.9
Currency Translation Adjustment	4.8	20.1
Total Other Comprehensive Income, Net of Tax	6.1	19.9
Total Comprehensive Income	$101.4	$82.2

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except share and per share amounts	March 31, 2019	December 31, 2018
ASSETS

Current Assets:
Cash and Cash Equivalents	$62.3	$70.5
Receivables, Net	645.6	570.3
Inventories, Net	1,072.0	1,014.4
Other Current Assets	50.8	102.1
Total Current Assets	1,830.7	1,757.3
Property, Plant and Equipment, Net	3,204.8	3,239.7
Goodwill	1,467.1	1,459.7
Intangible Assets, Net	507.8	523.8
Other Assets	270.5	68.3
Total Assets	$7,280.9	$7,048.8

LIABILITIES

Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$49.0	$52.0
Accounts Payable	612.8	711.6
Compensation and Employee Benefits	121.3	154.4
Other Accrued Liabilities	211.5	229.5
Total Current Liabilities	994.6	1,147.5
Long-Term Debt	3,129.8	2,905.1
Deferred Income Tax Liabilities	26.6	26.5
Accrued Pension and Postretirement Benefits	108.5	107.5
Other Noncurrent Liabilities	263.4	116.9

MEMBER'S INTEREST
Member's Interest	3,149.2	3,142.6
Accumulated Other Comprehensive Loss	(391.2)	(397.3)
Total Member's Interest	2,758.0	2,745.3
Total Liabilities and Member's Interest	$7,280.9	$7,048.8

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF MEMBER'S INTEREST
(Unaudited)

Three months ended March 31, 2019
	Member's Interest	Accumulated Other Comprehensive (Loss) Income	Total Member's Interest
In millions, except share amounts
Balances at December 31, 2018	$3,142.6	$(397.3)	$2,745.3
Net Income	95.3	—	95.3
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	(0.6)	(0.6)
Pension and Postretirement Benefit Plans	—	1.9	1.9
Currency Translation Adjustment	—	4.8	4.8
Distribution of Membership Interest, Net	(88.7)	—	(88.7)
Balances at March 31, 2019	$3,149.2	$(391.2)	$2,758.0

Three months ended March 31, 2018
	Member's Interest	Accumulated Other Comprehensive (Loss) Income	Total Member's Interest
In millions, except share amounts
Balances at December 31, 2017	$1,917.9	$(347.8)	$1,570.1
NACP Combination	1,234.6	—	1,234.6
Net Income	62.3	—	62.3
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	—	(1.1)	(1.1)
Pension and Postretirement Benefit Plans	—	0.9	0.9
Currency Translation Adjustment	—	20.1	20.1
Distribution of Membership Interest, Net	(23.6)	—	(23.6)
Balances at March 31, 2018	$3,191.2	$(327.9)	$2,863.3

GRAPHIC PACKAGING INTERNATIONAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
In millions	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$95.3	$62.3
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Depreciation and Amortization	117.1	109.8
Deferred Income Taxes	(0.1)	(2.5)
Amount of Postretirement Expense Greater (Less) Than Funding	2.4	(1.2)
Gain on the Sale of Assets	—	(1.5)
Other, Net	3.3	8.9
Changes in Operating Assets and Liabilities	(390.1)	(347.8)
Net Cash Used in Operating Activities	(172.1)	(172.0)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(73.0)	(88.9)
Packaging Machinery Spending	(7.0)	(3.2)
Acquisition of Businesses, Net of Cash Acquired	(2.0)	(3.5)
Beneficial Interest on Sold Receivables	279.5	282.6
Beneficial Interest Obtained in Exchange for Proceeds	(153.3)	(138.0)
Other, Net	(1.0)	(2.3)
Net Cash Provided by Investing Activities	43.2	46.7

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Debt	(9.1)	(125.0)
Borrowings under Revolving Credit Facilities	775.2	610.9
Payments on Revolving Credit Facilities	(548.9)	(323.5)
Debt Issuance Costs	—	(7.9)
Membership Distribution	(94.1)	(22.0)
Other, Net	(2.6)	—
Net Cash Provided by Financing Activities	120.5	132.5
Effect of Exchange Rate Changes on Cash	0.2	1.2
Net (Decrease) Increase in Cash and Cash Equivalents	(8.2)	8.4
Cash and Cash Equivalents at Beginning of Period	70.5	44.1
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$62.3	$52.5

Non-cash Investing Activities:
Beneficial Interest (Sold) Obtained in Exchange for Trade Receivables	$(142.9)	$287.5
Non-cash Investment in NACP Combination	—	1,235.7
Non-cash Investing Activities	$(142.9)	$1,523.2
Non-cash Financing Activities:
Non-cash Financing of NACP Combination	$—	$660.0
Non-Cash Financing Activities	$—	$660.0

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

Graphic Packaging International, LLC ("GPIL" and, together with its subsidiaries, the “Company”) is committed to providing consumer packaging that makes a world of difference. The Company is a leading provider of paper-based packaging solutions for a wide variety of products to food, beverage, foodservice and other consumer products companies. The Company operates on a global basis, is one of the largest producers of folding cartons in the United States (“U.S.”) and holds leading market positions in coated-recycled paperboard (“CRB”), coated unbleached kraft paperboard (“CUK”) and solid bleached sulfate paperboard (“SBS”).

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

On January 1, 2018, GPHC, International Paper Company, a New York corporation (“IP”), Graphic Packaging International Partners, LLC, a Delaware limited liability company formerly known as Gazelle Newco LLC and a wholly owned subsidiary of GPHC (“GPIP”), and GPIL, completed a series of transactions pursuant to an agreement dated October 23, 2017, among the foregoing parties (the “Transaction Agreement”). Pursuant to the Transaction Agreement (i) a wholly owned subsidiary of GPHC transferred its ownership interest in GPIL to GPIP; (ii) IP transferred its North America Consumer Packaging (“NACP”) business to GPIP, which was then subsequently transferred to GPIL; (iii) GPIP issued membership interests to IP, and IP was admitted as a member of GPIP; and (iv) GPIL assumed certain indebtedness of IP (the "NACP Combination"). GPIL is currently wholly-owned by GPIP, which is owned by GPI Holding III, LLC, a limited liability company that is classified as a partnership for U.S. Federal income tax purposes ("GPI Holding”) and IP. GPI Holding is a wholly-owned indirect subsidiary of GPHC and is the managing member of GPIP. For more information regarding the NACP Combination, see "Note 1 — Nature of Business and Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements of the Company's 2018 Form 10-K.

The Company’s Condensed Consolidated Financial Statements include all subsidiaries in which the Company has the ability to exercise direct or indirect control over operating and financial policies. Intercompany transactions and balances are eliminated in consolidation.

In the Company’s opinion, the accompanying Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The Company’s year end Condensed Consolidated Balance Sheet data was derived from audited financial statements. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all the information required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with GPIL’s Form 10-K for the year ended December 31, 2018. In addition, the preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and changes in these estimates are recorded when known.

The Company has reclassified the presentation of certain prior period information to conform to the current presentation. This reclassification had no impact on operating income.

For a summary of the Company’s significant accounting policies, please refer to GPIL’s Form 10-K for the year ended December 31, 2018.

Revenue Recognition

The Company has two primary activities, the manufacturing and converting of paperboard, from which it generates revenue from contracts with customers. Revenue is disaggregated primarily by geography and type of activity as further explained in "Note 12-Segments." All reportable segments and the Australia and Pacific Rim operating segments recognize revenue under the same method, allocate transaction price using similar methods, and have similar economic factors impacting the uncertainty of revenue and related cash flows.

Revenue is recognized on the Company's annual and multi-year supply contracts when the Company satisfies the performance obligation by transferring control over the product or service to a customer, which is generally based on shipping terms and passage of title under the point-in-time method of recognition. For the three months ended March 31, 2019 and 2018, the Company recognized $1,501.6 million and $1,472.2 million, respectively, of revenue from contracts with customers.

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Company's contract assets consist primarily of contract renewal incentive payments to customers which are amortized over the period in which performance obligations related to the contract renewal are satisfied. As of March 31, 2019 and December 31, 2018 contract assets were $22.6 million and $19.6 million, respectively. The Company's contract liabilities consist principally of rebates, and as of March 31, 2019 and December 31, 2018 were $34.3 million and $42.5 million, respectively.

The Company did not have a material amount relating to backlog orders at March 31, 2019 or December 31, 2018.

Accounts Receivable and Allowances

The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). The loss on sale is not material and is included in Other Expense, Net on the Condensed Consolidated Statement of Operations. The following table summarizes the activity under these programs as of March 31, 2019 and 2018, respectively:

	Three Months Ended
	March 31,
In millions	2019	2018
Receivables Sold and Derecognized	$811.2	$844.8
Proceeds Collected on Behalf of Financial Institutions	504.1	833.7
Net Proceeds Paid to Financial Institutions	(28.8)	(128.7)
Deferred Purchase Price(a)	4.3	240.4
Pledged Receivables	144.2	—
(a) Included in Other Current Assets and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

The Company has also entered into various factoring and supply chain financing arrangements, which also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the three months ended March 31, 2019 and 2018, the Company sold receivables of approximately $32 million and $30 million, respectively, related to these factoring arrangements.

Receivables sold under all programs subject to continuing involvement, which consist principally of collection services, at March 31, 2019 and December 31, 2018, were approximately $470 million and $602 million, respectively.

Business Combinations, Gain on Sale of Assets and Shutdown and Other Special Charges, Net

The following table summarizes the transactions recorded in Business Combinations, Gain on Sale of Assets and Shutdown and Other Special Charges, Net in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31,
In millions	2019	2018
Charges Associated with Business Combinations	$2.1	$10.0
Shutdown and Other Special Charges	4.1	0.8
Gain on Sale of Assets	—	(1.5)
Total	$6.2	$9.3

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

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

PFP and Letica Foodservice are referred to collectively as the "2018 Acquisitions."

Charges associated with all acquisitions are included in Charges Associated with Business Combinations in the table above.

During 2019, the Company began a three-year program to dismantle and dispose of idle and abandoned assets primarily at the paperboard mills. Expected charges for this program are approximately $40 million. Charges associated with this program are included in Shutdown and Other Special Charges in the table above.

Adoption of New Accounting Standards

Effective January 1, 2019, the Company adopted Accounting Standards Update ("ASU") No. 2017-12, Derivatives and Hedging (Topic 815); Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU better align the risk management activities and financial reporting for these hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations and cash flows.

Effective January 1, 2019, the Company adopted ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendment allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Cuts and Job Act (“The Act”). The Company adopted the amendment effective January 1, 2019 and elected not to reclassify the income tax effects of The Act from other comprehensive income to retained earnings. The Company’s policy with respect to stranded income tax effects in accumulated other comprehensive income (loss) is to release these effects using the aggregate portfolio approach.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASC 842"). The amendments in this ASU require an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. The Company adopted ASC 842 effective January 1, 2019, prospectively. The adoption of this standard had a material impact on the Company’s financial position, with no material impact on the results of operations and cash flows (see "Note 5 - Leases").

Accounting Standards Not Yet Adopted

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

NOTE 2 — INVENTORIES, NET

Inventories, Net by major class:

In millions	March 31, 2019	December 31, 2018
Finished Goods	$457.2	$426.9
Work in Progress	104.0	102.2
Raw Materials	341.4	319.9
Supplies	169.4	165.4
Total	$1,072.0	$1,014.4

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 — BUSINESS COMBINATIONS

As disclosed in "Note 1 - General Information," the Company completed the NACP Combination, and the PFP and Letica Foodservice acquisitions in 2018.

The Company paid approximately $129 million for the PFP and Letica Foodservice acquisitions using existing cash and borrowings under its revolving line of credit.

Total consideration for the NACP Combination, including debt assumed of $660 million, was $1.8 billion.

The acquisition accounting for the NACP Combination and PFP acquisition was completed on December 31, 2018.

During the quarter ended March 31, 2019, the acquisition accounting for Letica Foodservice was finalized, resulting in an approximately $5 million reduction in the value of property plant and equipment.

During 2019, Net Sales and Loss from Operations for the Letica Foodservice and PFP acquisitions were $33.8 million and $2.1 million, respectively.

NOTE 4 — DEBT

For more information regarding the Company’s debt, see “Note 5 — Debt” of the Notes to Consolidated Financial Statements of the Company's 2018 Form 10-K.

Long-Term Debt is comprised of the following:

In millions	March 31, 2019	December 31, 2018
Senior Notes with interest payable semi-annually at 4.125%, effective rate of 4.17%, payable in 2024	$300.0	$300.0
Senior Notes with interest payable semi-annually at 4.875%, effective rate of 4.92%, payable in 2022	250.0	250.0
Senior Notes with interest payable semi-annually at 4.75%, effective rate of 4.77%, payable in 2021	425.0	425.0
Senior Secured Term Loan Facilities with interest payable at various dates at floating rates (3.93% at March 31, 2019) payable through 2023	1,423.5	1,432.6
Senior Secured Revolving Facilities with interest payable at floating rates (3.60% at March 31, 2019) payable in 2023	622.8	399.0
Capital Lease and Financing Obligations	127.7	122.9
Other	31.3	26.5
Total Long-Term Debt	3,180.3	2,956.0
Less: Current Portion	40.6	40.3
	3,139.7	2,915.7
Less: Unamortized Deferred Debt Issuance Costs	9.9	10.6
Total	$3,129.8	$2,905.1

At March 31, 2019, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available
Senior Secured Domestic Revolving Credit Facility(a)	$1,450.0	$542.0	$884.8
Senior Secured International Revolving Credit Facility	177.4	80.8	96.6
Other International Facilities	66.3	39.7	26.6
Total	$1,693.7	$662.5	$1,008.0

(a)
In accordance with its debt agreements, the Company’s availability under its revolving credit facilities has been reduced by the amount of standby letters of credit issued of $23.2 million as of March 31, 2019. These letters of credit are primarily used as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2019 unless extended.

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Credit Agreement is guaranteed by GPIP and certain domestic subsidiaries, and the 4.75% Senior Notes due 2021, 4.875% Senior Notes due 2022 and 4.125% Senior Notes due 2024 are guaranteed by GPHC. For additional information on the financial statements of GPIP, see "Note 14 - Guarantor Condensed Consolidating Financial Statements."

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

As of March 31, 2019, the Company was in compliance with the covenants in the Credit Agreement and the Indentures.

NOTE 5 — LEASES

Effective January 1, 2019 the Company adopted ASC 842, which requires recognition of a right-of-use asset and lease liability for all leases at the commencement date based on the present value of lease payments over the lease term. Additional qualitative and quantitative disclosures regarding the Company's leasing arrangements are also required. The Company adopted ASC 842 prospectively and elected the package of transition practical expedients that does not require reassessment of: (1) whether any existing or expired contracts are or contain leases, (2) lease classification and (3) initial direct costs. In addition, the Company has elected other available practical expedients to not separate lease and nonlease components, which consist principally of common area maintenance charges, for all classes of underlying assets and to exclude leases with an initial term of 12 months or less.

The Company determines if a contract is or contains a lease at inception. The Company has operating and finance leases for warehouses, corporate and regional offices, and machinery and equipment. The Company enters into lease contracts ranging from one to 25 years with the majority of leases having terms of three to seven years, many of which include options to extend in various increments. Variable lease costs consist primarily of variable warehousing costs, common area maintenance, taxes, and insurance. The Company’s leases do not have any significant residual value guarantees or restrictive covenants.

As the implicit rate is not readily determinable for most of the Company’s leases agreements, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. These discount rates for leases are calculated using the Company's credit spread adjusted for current market factors, including fixed rate swaps, LIBOR, and foreign currency rates.

The components of lease costs are as follows:

Three Months Ended
In millions	March 31, 2019
Finance lease costs:
Amortization of right-of-use asset	$1.8
Interest on lease liabilities	1.9
Operating lease costs	16.0
Short-term lease costs	3.6
Variable lease costs	1.0
Total lease costs, net	$24.3

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental cash flow information related to leases was as follows:

Three Months Ended
In millions	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15.6
Operating cash flows from finance leases	1.8
Financing cash flows from finance leases	0.8
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	16.0
Finance leases	5.6

Supplemental balance sheet information related to leases was as follows:

In millions, except lease term and discount rate	Balance Sheet Classification	March 31, 2019
Operating Leases:
Operating lease right-of-use asset	Other Assets	$199.7
Current operating lease liabilities	Other Current Liabilities	$53.3
Noncurrent operating lease liabilities	Other Noncurrent Liabilities	150.1
Total operating lease liabilities		$203.4

Finance Leases:
Property, Plant and Equipment		$132.2
Accumulated depreciation		(6.4)
Property, Plant and Equipment, net		$125.8
Current finance lease liabilities	Short-Term Debt and Current Portion of Long-Term Debt	4.1
Noncurrent finance lease liabilities	Long-Term Debt	123.6
Total finance lease liabilities		$127.7

Weighted Average Remaining Lease Term (Years)
Operating leases		5
Finance leases		18

Weighted Average Discount Rate
Operating leases		4.22%
Finance leases		5.54%

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Maturities of lease liabilities are as follows:

In millions
Year ending December 31,	Operating Leases	Finance Leases
2019 (excluding the three months ended March 31, 2019)	$49.5	$8.8
2020	54.6	11.6
2021	42.2	11.7
2022	32.2	11.3
2023	25.1	11.4
Thereafter	38.9	157.0
Total lease payments	242.5	211.8
Less imputed interest	(39.1)	(84.1)
Total	$203.4	$127.7

NOTE 6 — EQUITY COMPENSATION

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

Data concerning RSUs granted in the first three months of 2019 is as follows:

	RSUs	Weighted Average Grant Date Fair Value Per Share
RSUs — Employees	1,992,718	$12.28

During the three months ended March 31, 2019 and 2018, $4.9 million and $3.1 million, respectively, were charged to compensation expense for stock incentive plans.

During the three months ended March 31, 2019 and 2018, 0.5 million and 0.6 million GPHC shares were issued, respectively. The shares issued were primarily related to RSUs granted during 2016 and 2015, respectively.

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS

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

Pension and Postretirement Expense

The pension and postretirement expenses related to the Company’s plans consisted of the following:

	Pension Benefits		Postretirement Health Care Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
In millions	2019	2018	2019	2018
Components of Net Periodic Cost:
Service Cost	$3.3	$4.6	$0.1	$0.2
Interest Cost	11.5	10.5	0.4	0.3
Administrative Expenses	0.1	0.1	—	—
Expected Return on Plan Assets	(13.8)	(16.0)	—	—
Amortization:
Prior Service Cost (Credit)	—	0.1	(0.1)	(0.1)
Actuarial Loss (Gain)	2.5	1.4	(0.5)	(0.5)
Net Periodic Cost (Benefit)	$3.6	$0.7	$(0.1)	$(0.1)

Employer Contributions

The Company made contributions of $0.6 million and $1.3 million to its pension plans during the first three months of 2019 and 2018, respectively. The Company expects to make contributions of approximately $10 million for the full year 2019. During 2018, the Company made $5.8 million of contributions to its pension plans.

The Company made postretirement health care benefit payments of $0.5 million and $0.5 million during the first three months of 2019 and 2018, respectively. The Company estimates its postretirement health care benefit payments for the full year 2019 to be approximately $2 million. During 2018, the Company made postretirement health care benefit payments of $1.9 million.

NOTE 8 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT

The Company enters into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under the Derivatives and Hedging topic of the FASB Codification and those not designated as hedging instruments under this guidance. The Company uses interest rate swaps, natural gas swap contracts, and forward exchange contracts. These derivative instruments are designated as cash flow hedges and, to the extent they are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in Accumulated Other Comprehensive Loss. These changes in fair value will subsequently be reclassified to earnings, contemporaneously with and offsetting changes in the related hedged exposure, and presented in the same line of the income statement expected for the hedged item.

For more information regarding the Company’s financial instruments and fair value measurement, see “Note 9 — Financial Instruments, Derivatives and Hedging Activities” and “Note 10 — Fair Value Measurement” of the Notes to Consolidated Financial Statements of the Company's 2018 Form 10-K.

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. Changes in fair value will subsequently be reclassified into earnings as a component of Interest Expense, Net as interest is incurred on amounts outstanding under the term loan facility. The following table summarizes the Company's current interest rate swap positions for each period presented as of March 31, 2019:

Start	End	(In Millions) Notional Amount	Weighted Average Interest Rate
04/03/2018	01/01/2020	$150.0	2.25%
04/03/2018	10/01/2020	$150.0	2.36%
12/03/2018	01/01/2022	$120.0	2.92%
12/03/2018	01/04/2022	$80.0	2.79%

During the first three months of 2019 and 2018, there were no amounts of ineffectiveness related to changes in the fair value of interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to purchases of natural gas, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss and resulting gain or loss reclassified into Cost of Sales concurrently with the recognition of the commodity consumed. The Company has hedged approximately 50% and 20% of its expected natural gas usage for the remainder of 2019 and all of 2020, respectively.

During the first three months of 2019 and 2018, there were no amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

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

At March 31, 2019, multiple forward exchange contracts existed that expire on various dates through the remainder of 2019. Those purchased forward exchange contracts outstanding at March 31, 2019 and December 31, 2018, when aggregated and measured in U.S. dollars at contractual rates at March 31, 2019 and December 31, 2018, had notional amounts totaling $38.1 million and $51.6 million, respectively.

No amounts were reclassified to earnings during the first three months of 2019 or during 2018 in connection with forecasted transactions that were considered probable of not occurring and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of its accounts receivables resulting from sales transactions and intercompany loans denominated in foreign currencies in order to manage risks associated with variability in cash flows that may be adversely affected by changes in exchange rates. At March 31, 2019 and December 31, 2018, multiple foreign currency forward exchange contracts existed, with maturities ranging up to eighteen months . Those foreign currency exchange contracts outstanding at March 31, 2019 and December 31, 2018, when aggregated and measured in U.S. dollars at exchange rates at March 31, 2019 and December 31, 2018, had net notional amounts totaling $84.5 million and $62.2 million, respectively. Unrealized gains and losses resulting from these contracts are recognized in Other Expense, Net and approximately offset corresponding recognized but unrealized gains and losses on the remeasurement of these accounts receivable.

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

As of March 31, 2019, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks. The following table summarizes the fair value of the Company’s derivative instruments:

	Derivative Assets		Derivative Liabilities
	March 31,	December 31,	March 31,	December 31,
In millions	2019	2018	2019	2018
Derivatives designated as hedging instruments:
Interest rate contracts	$0.4	$0.8	$4.3	$2.7
Foreign currency contracts	0.6	—	0.1	0.5
Commodity contracts	0.9	—	—	0.2
Total Derivatives	$1.9	$0.8	$4.4	$3.4

The fair values of the Company’s other financial assets and liabilities at March 31, 2019 and December 31, 2018 approximately equal the carrying values reported on the Condensed Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt (excluding capital leases and deferred financing fees) was $3,054.0 million and $2,762.5 million as compared to the carrying amounts of $3,052.6 million and $2,833.1 million as of March 31, 2019 and December 31, 2018, respectively. The fair value of the Company’s Total Debt, including the Senior Notes, are based on quoted market prices (Level 2 inputs). Level 2 valuation techniques for Long-Term Debt are based on quotations obtained from independent pricing service providers.

Effect of Derivative Instruments

The pre-tax effect of derivative instruments in cash flow hedging relationships in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018 is as follows:

	Amount of Loss (Gain) Recognized in Accumulated Other Comprehensive Loss		Location in Statement of Operations	Amount of Loss (Gain) Recognized in Statement of Operations
	Three Months Ended March 31,			Three Months Ended March 31,
In millions	2019	2018		2019	2018
Commodity Contracts	$(0.9)	$(0.6)	Cost of Sales	$0.1	$(0.2)
Foreign Currency Contracts	(1.1)	2.1	Other Expense, Net	(0.7)	0.4
Interest Rate Swap Agreements	2.0	(0.7)	Interest Expense, Net	—	(0.3)
Total	$—	$0.8		$(0.6)	$(0.1)

The effect of derivative instruments not designated as hedging instruments on the Company’s Condensed Consolidated Statements of Operations for the years ended March 31, 2019 and 2018 is as follows:

		Three Months Ended March 31,
In millions		2019	2018
Foreign Currency Contracts	Other Expense, Net	$(0.1)	$(1.0)

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accumulated Derivative Instruments Income (Loss)

The following is a rollforward of pre-tax Accumulated Derivative Instruments Income (Loss) which is included in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2019:

In millions
Balance at December 31, 2018	$(1.9)
Reclassification to Earnings	(0.6)
Current Period Change in Fair Value	—
Balance at March 31, 2019	$(2.5)

At March 31, 2019, the Company expects to reclassify $0.5 million of gains in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

NOTE 9 — INCOME TAXES

The Company is classified as a disregarded entity for U.S. income tax purposes and is generally not subject to domestic income tax expense. As a result, the consolidated financial statements exclude the tax effect of domestic earnings with the exception of state income tax for certain states that directly tax the operations of disregarded entities. The consolidated financial statements include the local country tax effect of foreign earnings generated by the Company’s wholly-owned international subsidiaries. During the three months ended March 31, 2019, the Company recognized Income Tax Expense of $4.0 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $99.1 million. During the three months ended March 31, 2018, the Company recognized Income Tax Expense of $2.7 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $64.7 million.

NOTE 10 — ENVIRONMENTAL AND LEGAL MATTERS

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

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 — RELATED PARTY TRANSACTIONS

In connection with the NACP Combination, the Company entered into agreements with IP for transition services, fiber procurement fees and corrugated products and ink supply. Payments to IP for the three months ended March 31, 2019 under these agreements were $0.1 million, $2.8 million (related to pass through wood purchases of approximately $62 million) and $6.3 million, respectively.  Payments to IP for the three months ended March 31, 2018 under these agreements were $7.5 million, $3.0 million (related to pass through wood purchases of approximately $47 million) and $7.4 million, respectively. In addition, approximately $0.6 million and $3.0 million of payments were made for purchases unrelated to these agreements for the three months ended March 31, 2019 and 2018, respectively.

NOTE 12 — SEGMENT INFORMATION

On January 1, 2018, the Company aggregated the three converting plants from the NACP Combination with America's Converting operating segment into one reportable segment. The Company has three reportable segments as follows:

Paperboard Mills includes the eight North American paperboard mills which produce primarily CRB, CUK, and SBS, which is consumed internally to produce paperboard packaging for the Americas and Europe Paperboard Packaging segments. The remaining paperboard is sold externally to a wide variety of paperboard packaging converters and brokers. The Paperboard Mills segment Net Sales represent the sale of paperboard only to external customers. The effect of intercompany transfers to the paperboard packaging segments has been eliminated from the Paperboard Mills segment to reflect the economics of the integration of these segments.

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

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment information is as follows:

	Three Months Ended
	March 31,
In millions	2019	2018
NET SALES:
Paperboard Mills	$275.5	$278.4
Americas Paperboard Packaging	1,022.8	990.8
Europe Paperboard Packaging	173.8	174.6
Corporate/Other/Eliminations(a)	33.8	33.6
Total	$1,505.9	$1,477.4

INCOME (LOSS) FROM OPERATIONS:
Paperboard Mills	$(4.0)	$(6.7)
Americas Paperboard Packaging	125.6	112.0
Europe Paperboard Packaging	19.2	14.7
Corporate and Other(b)	(6.6)	(28.8)
Total	$134.2	$91.2

DEPRECIATION AND AMORTIZATION:
Paperboard Mills	$56.2	$51.5
Americas Paperboard Packaging	43.7	41.0
Europe Paperboard Packaging	11.8	12.5
Corporate and Other	5.4	4.8
Total	$117.1	$109.8

(a)	Includes Revenue from contracts with customers for the Australia and Pacific Rim operating segments, which is not material.

(b)	Includes expenses related to business combinations, gain on sale of assets and shutdown and other special charges.

For more information regarding the Company’s business segments, see “Note 14 — Business Segment and Geographic Area Information” of the Notes to Consolidated Financial Statements of the Company’s 2018 Form 10-K.

NOTE 13 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The changes in the components of Accumulated Other Comprehensive (Loss) Income for the three months ended March 31, 2019 are as follows(a):

In millions	Derivatives Instruments	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Total
Balance at December 31, 2018	$(11.9)	$(259.1)	$(126.3)	$(397.3)
Other Comprehensive Income before Reclassifications	—	—	4.8	4.8
Amounts Reclassified from Accumulated Other Comprehensive (Loss) Income(b)	(0.6)	1.9	—	1.3
Net Current-period Other Comprehensive (Loss) Income	(0.6)	1.9	4.8	6.1
Balance at March 31, 2019	$(12.5)	$(257.2)	$(121.5)	$(391.2)

(a)	All amounts are net-of-tax.
(b) See following table for details about these reclassifications.

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following represents reclassifications out of Accumulated Other Comprehensive (Loss) Income for the three months ended March 31, 2019:

In millions
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
Derivatives Instruments:
Commodity Contracts	$0.1		Cost of Sales
Foreign Currency Contracts	(0.7)		Other Expense, Net
Interest Rate Swap Agreements	—		Interest Income, Net
	$(0.6)		Total, Net of Tax

Amortization of Defined Benefit Pension Plans:
Prior Service Costs	$—	(a)
Actuarial Losses	2.5	(a)
	2.5		Total, Net of Tax

Amortization of Postretirement Benefit Plans:
Prior Service Credits	$(0.1)	(a)
Actuarial Gains	(0.5)	(a)
	$(0.6)		Total, Net of Tax

Total Reclassifications for the Period	$1.3

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see “Note 7 — Pensions and Other Postretirement Benefits").

NOTE 14 — GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
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

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2019
In millions	Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$1,282.9	$—	$340.6	$(117.6)	$1,505.9
Cost of Sales	1,062.0	(0.3)	295.7	(117.6)	1,239.8
Selling, General and Administrative	101.1	(0.7)	24.1	—	124.5
Other (Income) Expense, Net	(2.9)	—	4.1	—	1.2
Business Combinations and Shutdown and Other Special Charges, Net	5.8	—	0.4	—	6.2
Income from Operations	116.9	1.0	16.3	—	134.2
Nonoperating Pension and Postretirement Benefit (Expense) Income	(0.6)	—	0.5	—	(0.1)
Interest Expense, Net	(33.6)	—	(1.4)	—	(35.0)
Income before Income Taxes and Equity Income of Unconsolidated Entity	82.7	1.0	15.4	—	99.1
Income Tax Expense	(3.4)	—	(0.6)	—	(4.0)
Income before Equity Income of Unconsolidated Entities	79.3	1.0	14.8	—	95.1
Equity Income of Unconsolidated Entity	—	—	0.2	—	0.2
Equity in Net Earnings of Subsidiaries	16.0	(1.0)	—	(15.0)	—
Net Income (Loss)	$95.3	$—	$15.0	$(15.0)	$95.3

Comprehensive Income (Loss)	$101.4	$0.3	$22.9	$(23.2)	$101.4

	Three Months Ended March 31, 2018
In millions	Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$1,236.1	$—	$327.2	$(85.9)	$1,477.4
Cost of Sales	1,049.4	(0.3)	290.3	(85.9)	1,253.5
Selling, General and Administrative	99.0	(0.6)	24.1	—	122.5
Other (Income) Expense, Net	(0.3)	—	1.2	—	0.9
Business Combinations and Shutdown and Other Special Charges, Net	9.1	—	0.2	—	9.3
Income from Operations	78.9	0.9	11.4	—	91.2
Nonoperating Pension and Postretirement Benefit Income	3.3	—	0.9	—	4.2
Interest Expense, Net	(27.5)	—	(1.3)	—	(28.8)
Loss on Modification or Extinguishment of Debt	(1.9)	—	—	—	(1.9)
Income before Income Taxes and Equity Income of Unconsolidated Entity	52.8	0.9	11.0	—	64.7
Income Tax Expense	(0.4)	—	(2.3)	—	(2.7)
Income before Equity Income of Unconsolidated Entities	52.4	0.9	8.7	—	62.0
Equity Income of Unconsolidated Entity	—	—	0.3	—	0.3
Equity in Net Earnings of Subsidiaries	9.9	(0.9)	—	(9.0)	—
Net Income (Loss)	$62.3	$—	$9.0	$(9.0)	$62.3

Comprehensive Income (Loss)	$82.2	$2.2	$29.5	$(31.7)	$82.2

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2019
In millions	Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS

Current Assets:
Cash and Cash Equivalents	$18.5	$—	$43.8	$—	$62.3
Receivables, Net	179.2	—	466.4	—	645.6
Inventories, Net	823.0	—	249.0	—	1,072.0
Intercompany	784.7	204.3	—	(989.0)	—
Other Current Assets	22.1	—	28.7	—	50.8
Total Current Assets	1,827.5	204.3	787.9	(989.0)	1,830.7
Property, Plant and Equipment, Net	2,895.0	0.1	309.7	—	3,204.8
Investment in Consolidated Subsidiaries	204.4	13.4	—	(217.8)	—
Goodwill	1,299.7	—	167.4	—	1,467.1
Other Assets	572.2	—	206.1	—	778.3
Total Assets	$6,798.8	$217.8	$1,471.1	$(1,206.8)	$7,280.9

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$40.0	$—	$9.0	$—	$49.0
Accounts Payable	495.1	—	117.7	—	612.8
Intercompany	—	—	1,190.1	(1,190.1)	—
Other Accrued Liabilities	245.0	—	87.8	—	332.8
Total Current Liabilities	780.1	—	1,404.6	(1,190.1)	994.6
Long-Term Debt	3,016.6	—	113.2	—	3,129.8
Deferred Income Tax Liabilities	3.8	—	22.8	—	26.6
Other Noncurrent Liabilities	240.3	—	131.6	—	371.9

MEMBER'S INTEREST
Total Member's Interest	2,758.0	217.8	(201.1)	(16.7)	2,758.0
Total Liabilities and Member's Interest	$6,798.8	$217.8	$1,471.1	$(1,206.8)	$7,280.9

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2018
In millions	Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS

Current Assets:
Cash and Cash Equivalents	$14.5	$—	$56.0	$—	$70.5
Receivables, Net	211.5	—	358.8	—	570.3
Inventories, Net	791.9	—	222.5	—	1,014.4
Intercompany	652.7	204.8	—	(857.5)	—
Other Current Assets	87.1	—	15.0	—	102.1
Total Current Assets	1,757.7	204.8	652.3	(857.5)	1,757.3
Property, Plant and Equipment, Net	2,925.4	0.1	314.2	—	3,239.7
Investment in Consolidated Subsidiaries	204.9	12.6	—	(217.5)	—
Goodwill	1,294.2	—	165.5	—	1,459.7
Other Assets	451.2	—	140.9	—	592.1
Total Assets	$6,633.4	$217.5	$1,272.9	$(1,075.0)	$7,048.8

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$39.8	$—	$12.2	$—	$52.0
Accounts Payable	571.9	—	139.7	—	711.6
Intercompany	—	—	1,081.5	(1,081.5)	—
Other Accrued Liabilities	311.0	—	72.9	—	383.9
Total Current Liabilities	922.7	—	1,306.3	(1,081.5)	1,147.5
Long-Term Debt	2,807.5	—	97.6	—	2,905.1
Deferred Income Tax Liabilities	4.0	—	22.5	—	26.5
Other Noncurrent Liabilities	153.9	—	70.5	—	224.4

MEMBER'S INTEREST
Total Member's Interest	2,745.3	217.5	(224.0)	6.5	2,745.3
Total Liabilities and Member's Interest	$6,633.4	$217.5	$1,272.9	$(1,075.0)	$7,048.8

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2019
In millions	Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$95.3	$—	$15.0	$(15.0)	$95.3
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Depreciation and Amortization	99.0	—	18.1	—	117.1
Deferred Income Taxes	2.8	—	(2.9)	—	(0.1)
Amount of Postretirement Expense Greater (Less) Than Funding	3.3	—	(0.9)	—	2.4
Equity in Net Earnings of Subsidiaries	(16.0)	1.0	—	15.0	—
Other, Net	3.4	—	(0.1)	—	3.3
Changes in Operating Assets and Liabilities	(327.1)	(1.0)	(62.0)	—	(390.1)
Net Cash Used in Operating Activities	(139.3)	—	(32.8)	—	(172.1)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(56.7)	—	(16.3)	—	(73.0)
Packaging Machinery Spending	(6.0)	—	(1.0)	—	(7.0)
Acquisition of Business, Net of Cash Acquired	(2.0)	—	—	—	(2.0)
Cash Receipts on Sold Receivables	251.8	—	27.7	—	279.5
Beneficial Interest Obtained in Exchange for Proceeds	(150.0)	—	(3.3)	—	(153.3)
Other, Net	(1.0)	—	—	—	(1.0)
Net Cash Provided by Investing Activities	36.1	—	7.1	—	43.2

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Debt	(9.1)	—	—	—	(9.1)
Borrowings under Revolving Credit Facilities	747.5	—	27.7	—	775.2
Payments on Revolving Credit Facilities	(534.5)	—	(14.4)	—	(548.9)
Membership Distribution	(94.1)	—	—	—	(94.1)
Other, Net	(2.6)	—	—	—	(2.6)
Net Cash Provided by Financing Activities	107.2	—	13.3	—	120.5

Effect of Exchange Rate Changes on Cash	—	—	0.2	—	0.2

Net Increase (Decrease) in Cash and Cash Equivalents	4.0	—	(12.2)	—	(8.2)
Cash and Cash Equivalents at Beginning of Period	14.5	—	56.0	—	70.5
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18.5	$—	$43.8	$—	$62.3

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2018
In millions	Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$62.3	$—	$9.0	$(9.0)	$62.3
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Depreciation and Amortization	91.7	—	18.1	—	109.8
Deferred Income Taxes	0.1	—	(2.6)	—	(2.5)
Amount of Postretirement Expense Greater (Less) Than Funding	0.9	—	(2.1)	—	(1.2)
Equity in Net Earnings of Subsidiaries	(9.9)	0.9	—	9.0	—
Gain on the Sale of Assets	(1.5)	—	—	—	(1.5)
Other, Net	9.0	—	(0.1)	—	8.9
Changes in Operating Assets and Liabilities	(296.8)	(0.9)	(50.1)	—	(347.8)
Net Cash Used In Operating Activities	(144.2)	—	(27.8)	—	(172.0)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(83.2)	—	(5.7)	—	(88.9)
Packaging Machinery Spending	(2.8)	—	(0.4)	—	(3.2)
Acquisition of Business, Net of Cash Acquired	(2.4)	—	(1.1)	—	(3.5)
Cash Receipts on Sold Receivables	258.9	—	23.7	—	282.6
Beneficial Interest Obtained in Exchange for Proceeds	(133.0)	—	(5.0)	—	(138.0)
Other, Net	0.4	—	(2.7)	—	(2.3)
Net Cash Provided by Investing Activities	37.9	—	8.8	—	46.7

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Debt	(125.0)	—	—	—	(125.0)
Borrowings under Revolving Credit Facilities	597.1	—	13.8	—	610.9
Payments on Revolving Credit Facilities	(317.7)	—	(5.8)	—	(323.5)
Membership Distribution	(22.0)	—	—	—	(22.0)
Debt Issuance Cost	(7.9)	—	—	—	(7.9)
Net Cash Provided by Financing Activities	124.5	—	8.0	—	132.5

Effect of Exchange Rate Changes on Cash	—	—	1.2	—	1.2

Net Increase (Decrease) in Cash and Cash Equivalents	18.2	—	(9.8)	—	8.4
Cash and Cash Equivalents at Beginning of Period	1.2	—	42.9	—	44.1
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19.4	$—	$33.1	$—	$52.5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This management’s discussion and analysis of financial conditions and results of operations is intended to provide investors with an understanding of the Company's past performance, financial condition and prospects. The following will be discussed and analyzed:

➢	Overview of Business

➢	Overview of 2019 Results

➢	Results of Operations

➢	Financial Condition, Liquidity and Capital Resources

➢	Critical Accounting Policies

➢	New Accounting Standards

➢	Business Outlook

OVERVIEW OF BUSINESS

The Company’s objective is to strengthen its position as a leading provider of paper-based packaging solutions. To achieve this objective, the Company offers customers its paperboard, cartons, cups, lids, foodservice containers and packaging machines, either as an integrated solution or separately. Cartons, carriers and containers are designed to protect and hold products. Product offerings include a variety of laminated, coated and printed packaging structures that are produced from the Company’s coated recycled board (“CRB”), coated unbleached kraft (“CUK”) and solid bleached sulfate ("SBS"). Innovative designs and combinations of paperboard, films, foils, metallization, holographics and embossing are customized to the individual needs of the customers.

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

Significant Factors That Impact The Company’s Business

Impact of Inflation/Deflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine and hardwood pulp, chemicals, secondary fibers, purchased paperboard, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Costs increased in the first three months of 2019 by $27.2 million, compared to the first three months of 2018. The higher costs in the three months ended March 31, 2019 were due to wood ($12.5 million), labor and benefit costs ($9.0 million), external board ($2.3 million), corrugated ($1.2 million), energy ($0.6 million), freight ($0.4 million) and other costs, net ($2.3 million), partially offset by lower secondary fiber cost ($1.1 million).

Because the price of natural gas experiences significant volatility, the Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has entered into natural gas swap contracts to hedge prices for a portion of its expected usage for the remainder of 2019 and all of 2020. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur.

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

Competition and Market Factors. As some products can be packaged in different types of materials, the Company’s sales are affected by competition from other manufacturers’ CRB, CUK, SBS, folding box board, and recycled clay-coated news. Additional substitute products also include plastic, shrink film and corrugated containers. In addition, while the Company has long-term relationships with many of its customers, the underlying contracts may be re-bid or renegotiated from time to time, and the Company may not be successful in renewing on favorable terms or at all. The Company works to maintain market share through efficiency, product innovation and strategic sourcing to its customers; however, pricing and other competitive pressures may occasionally result in the loss of a customer relationship.

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

Debt Obligations. The Company had an aggregate principal amount of $3,188.7 million of outstanding debt obligations as of March 31, 2019. This debt has consequences for the Company, as it requires a portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and may restrict the Company’s ability to obtain additional financing. Covenants in the Company's Amended and Restated Credit Agreement, the Term Loan Credit Agreement and Indentures may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, repurchase stock, pay dividends, make other restricted payments and make acquisitions or other investments. The Amended and Restated Credit Agreement and the Term Loan Credit Agreement also require compliance with a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See "Covenant Restrictions" in “Financial Condition, Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.

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

OVERVIEW OF FIRST QUARTER 2019 RESULTS

This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of the Company's results of operations. On a Consolidated basis:

•
Net Sales for the three months ended March 31, 2019, increased $28.5 million or 1.9% to $1,505.9 million from $1,477.4 million for the three months ended March 31, 2018, due to the 2018 Acquisitions discussed below and higher selling prices, partially offset by unfavorable foreign currency exchange rates and lower volumes for open market and converting.

•
Income from Operations for the three months ended March 31, 2019 increased $43.0 million or 47.1% to $134.2 million from $91.2 million for the three months ended March 31, 2018 due to the higher selling prices and cost savings through continuous improvement and other programs, partially offset by higher inflation and unfavorable foreign currency exchange rates.

Acquisitions

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

RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
In millions	2019	2018
Net Sales	$1,505.9	$1,477.4
Income from Operations	134.2	91.2
Nonoperating Pension and Postretirement Benefit (Expense) Income	(0.1)	4.2
Interest Expense, Net	(35.0)	(28.8)
Loss on Modification or Extinguishment of Debt	—	(1.9)
Income before Income Taxes and Equity Income of Unconsolidated Entity	99.1	64.7
Income Tax Expense	(4.0)	(2.7)
Income before Equity Income of Unconsolidated Entity	95.1	62.0
Equity Income of Unconsolidated Entity	0.2	0.3
Net Income	$95.3	$62.3

FIRST QUARTER 2019 COMPARED WITH FIRST QUARTER 2018

Net Sales

	Three Months Ended March 31,
In millions	2019	2018	Increase	Percent Change
Consolidated	$1,505.9	$1,477.4	$28.5	1.9%

The components of the change in Net Sales are as follows:

	Three Months Ended March 31,
		Variances
In millions	2018	Price	Volume/Mix	Exchange	Total	2019
Consolidated	$1,477.4	$32.2	$16.7	$(20.4)	$28.5	$1,505.9

The Company’s Net Sales for the three months ended March 31, 2019 increased by $28.5 million or 1.9% to $1,505.9 million from $1,477.4 million for the three months ended March 31, 2018, due to higher selling prices and Net Sales of $33.8 million from the 2018 Acquisitions. These increases were offset by unfavorable foreign currency exchange rates, primarily the Euro and British Pound and lower open market and converting volumes. The higher selling prices are the result of announced price increases which benefit open market sales as well as inflationary pass throughs in the converting businesses. Core converting volumes were down, primarily in dry and frozen foods, away from home, including cups, and cereal, partially offset by new product introductions and higher beverage volumes.

Income from Operations

	Three Months Ended March 31,
In millions	2019	2018	Increase	Percent Change
Consolidated	$134.2	$91.2	$43.0	47.1%

The components of the change in Income from Operations are as follows:

	Three Months Ended March 31,
		Variances
In millions	2018	Price	Volume/Mix	Inflation	Exchange	Other (a)	Total	2019
Consolidated	$91.2	$32.2	$(5.2)	$(27.2)	$(3.2)	$46.4	$43.0	$134.2
(a) Includes the Company's cost reduction initiatives and expenses related to acquisitions and integration activities, gain on sale of assets and shutdown and other special charges.

Income from Operations for the three months ended March 31, 2019 increased $43.0 million or 47.1% to $134.2 million from $91.2 million for the three months ended March 31, 2018 due to cost savings through continuous improvement programs, benefits from completed capital projects and synergies, the higher selling prices, and lower expenses related to acquisitions and integration activities. These increases were partially offset by inflation and unfavorable foreign currency exchange rates. Inflation for the three months ended March 31, 2019 increased due to wood ($12.5 million), labor and benefit costs ($9.0 million), external board ($2.3 million), corrugated ($1.2 million), energy ($0.6 million), freight ($0.4 million) and other costs, net ($2.3 million), partially offset by lower secondary fiber cost ($1.1 million).

Interest Expense, Net

Interest Expense, Net was $35.0 million and $28.8 million for the three months ended March 31, 2019 and 2018, respectively. Interest Expense, Net increased due primarily to higher interest rates and average debt balances as compared to the same period in the prior year. As of March 31, 2019, approximately 49% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During the three months ended March 31, 2019, the Company recognized Income Tax Expense of $4.0 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $99.1 million. The Company is classified as a disregarded entity for U.S. income tax purposes and is generally not subject to domestic income tax expense. As a result, the consolidated financial statements exclude the tax effect of domestic earnings with the exception of state income tax for certain states that directly tax the operations of disregarded entities. The consolidated financial statements include the local country tax effect of foreign earnings generated by the Company’s wholly-owned international subsidiaries.

During the three months ended March 31, 2018, the Company recognized Income Tax Expense of $2.7 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $64.7 million.

Segment Reporting

The Company has three reportable segments as follows:

Paperboard Mills includes the eight North American paperboard mills which produce primarily CRB, CUK, and SBS, which is consumed internally to produce paperboard packaging for the Americas and Europe Paperboard Packaging segments. The remaining paperboard is sold externally to a wide variety of paperboard packaging converters and brokers. The Paperboard Mills segment Net Sales represent the sale of paperboard only to external customers. The effect of intercompany transfers to the paperboard packaging segments has been eliminated from the Paperboard Mills segment to reflect the economics of the integration of these segments.

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

	Three Months Ended
	March 31,
In millions	2019	2018
NET SALES:
Paperboard Mills	$275.5	$278.4
Americas Paperboard Packaging	1,022.8	990.8
Europe Paperboard Packaging	173.8	174.6
Corporate/Other/Eliminations(a)	33.8	33.6
Total	$1,505.9	$1,477.4

INCOME (LOSS) FROM OPERATIONS:
Paperboard Mills	$(4.0)	$(6.7)
Americas Paperboard Packaging	125.6	112.0
Europe Paperboard Packaging	19.2	14.7
Corporate and Other(b)	(6.6)	(28.8)
Total	$134.2	$91.2

(a)	Includes Revenue from contracts with customers for the Australia and Pacific Rim operating segments, which is not material.

(b)	Includes expenses related to business combinations, gain on sale of assets and shutdown and other special charges.

2019 COMPARED WITH 2018

First Quarter 2019 Compared to First Quarter 2018
Paperboard Mills
Net Sales were down slightly from prior year as increased selling prices were offset by lower open market volume of CRB and SBS as the Company internalized more SBS paperboard.

Loss from Operations decreased due to the increased selling prices and productivity improvements, including benefits from capital projects, partially offset by higher inflation and market downtime taken for SBS. The higher inflation was primarily due to wood, chemicals, freight, and labor and benefits offset by lower prices for secondary fiber.

Americas Paperboard Packaging
Net Sales increased due to the 2018 Acquisitions, and higher selling prices. Core volumes were down slightly as sales for new product introductions and beverage were offset by lower volume for certain consumer products, primarily dry and frozen food, away from home, including cups, and cereal, while global beverage volumes increased.

Income from Operations increased due to the higher selling prices and cost savings through continuous improvement and other cost savings programs, partially offset by higher inflation, primarily for labor and benefits, external board, secondary fiber and corrugate.

Europe Paperboard Packaging
Net Sales decreased slightly as increased volumes for beverage and consumer products and higher selling prices, were offset by unfavorable foreign currency exchange rates. The volumes reflect the increase in multi-pack beverages and a shift from plastics into paperboard solutions.

Income from Operations increased due to the increased volumes and higher selling prices, partially offset by higher inflation, primarily labor and benefits, and unfavorable foreign currency exchange rates.

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

Cash Flows

	Three Months Ended
	March 31,
In millions	2019	2018
Net Cash Used in Operating Activities	$(172.1)	$(172.0)
Net Cash Provided by Investing Activities	$43.2	$46.7
Net Cash Provided by Financing Activities	$120.5	$132.5

Effective January 1, 2018, the Company adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230); Classification of Certain Cash Receipts and Cash Payments, which required the Company to classify consideration received for beneficial interest obtained for transferring trade receivables as investing activities instead of operating activities.

Net cash used in operating activities for the first three months of 2019 totaled $172.1 million, compared to $172.0 million for the same period in 2018. The cash flows used in operating activities decreased due to improved operations, offset by an increase inventory. Pension contributions for the first three months of 2019 and 2018 were $0.6 million and $1.3 million, respectively.

Net cash provided by investing activities for the first three months of 2019 totaled $43.2 million, compared to $46.7 million for the same period in 2018. Capital spending was $80.0 million and $92.1 million in 2019 and 2018, respectively. In 2019, the Company paid the remaining $2.0 million for the Letica acquisition. Net beneficial interest decreased by $18.4 million as a result of the restructuring of certain of the Company's securitization programs. In 2018, the Company paid $3.5 million for acquisitions, which included $1.1 million for the U.K. entity in the NACP Combination and $2.4 million for the working capital true up for the Seydaco acquisition. Net cash receipts related to the accounts receivable securitization and sale programs were $126.2 million and $144.6 million in 2019 and 2018, respectively.

Net cash provided by financing activities for the first three months of 2019 totaled $120.5 million, compared to $132.5 million for the same period in 2018. Current year activities include net borrowings under revolving credit facilities of $226.3 million, primarily for capital spending and debt payments of $9.1 million. The Company also paid membership distributions of $94.1 million to GPIP. In the prior year period, the Company had net borrowings under revolving credit facilities of $287.4 million and made payments on debt of $125.0 million. In addition, the Company paid membership distributions of $22.0 million.

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

The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). The loss on sale is not material and is included in Other Expense, Net line item on the Condensed Consolidated Statement of Operations. The following table summarizes the activity under these programs as of March 31, 2019 and March 31, 2018, respectively:

	Three Months Ended
	March 31,
In millions	2019	2018
Receivables Sold and Derecognized	$811.2	$844.8
Proceeds Collected on Behalf of Financial Institutions	504.1	833.7
Net Proceeds Paid to Financial Institutions	(28.8)	(128.7)
Deferred Purchase Price(a)	4.3	240.4
Pledged Receivables	144.2	—

(a) Included in Other Current Assets and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

The Company has also entered into various factoring and supply chain financing arrangements which also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the three months ended March 31, 2019 and 2018, the Company sold receivables of approximately $32 million and $30 million, respectively, related to these factoring arrangements.

Receivables sold under all programs subject to continuing involvement, which consist principally of collection services, were approximately $470 million and $602 million as of March 31, 2019 and December 31, 2018, respectively.

Covenant Restrictions

Covenants contained in the Amended and Restated Credit Agreement, the Term Loan Credit Agreement (collectively, the "Credit Agreement") and the Indentures may, among other things, limit the ability to incur additional indebtedness, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, pay membership distributions and make other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the indentures under which the Notes are issued, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions, together with disruptions in the credit markets, could limit the Company's ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

Under the terms of the Credit Agreement, the Company must comply with a maximum Consolidated Total Leverage Ratio covenant and a minimum Consolidated Interest Expense Ratio covenant. The Third Amended and Restated Credit Agreement, which contains the definitions of these covenants, was filed as an exhibit to the Company's Form 8-K filed on January 2, 2018.

The Credit Agreement requires that the Company maintain a maximum Consolidated Total Leverage Ratio of less than 4.25 to 1.00. At March 31, 2019, the Company was in compliance with such covenant and the ratio was 2.91 to 1.00.

The Company must also comply with a minimum Consolidated Interest Expense Ratio of 3.00 to 1.00. At March 31, 2019, the Company was in compliance with such covenant and the ratio was 8.29 to 1.00.

As of March 31, 2019, the Company's credit was rated BB+ by Standard & Poor's and Ba1 by Moody's Investor Services. Standard & Poor's and Moody's Investor Services' ratings on the Company included a stable outlook.

Capital Investment

The Company’s capital investment in the first three months of 2019 was $80.0 million compared to $92.1 million in the first three months of 2018. The capital investments were primarily due to planned asset upgrades at the U.S.-based mills and continued investments made as part of the integration of acquisitions.

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

For further discussion of the Company’s environmental matters, see "Note 10 - Environmental and Legal Matters" in the Notes to Condensed Consolidated Financial Statements.

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

The Company’s most critical accounting policies, which require significant judgment or involve complex estimations, are described in GPIL's Form 10-K for the year ended December 31, 2018.

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

The Company also expects the following in 2019:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, “Item 7A, Quantitative and Qualitative Disclosure about Market Risk”, in the Company’s Form 10-K for the year ended December 31, 2018. There have been no significant developments with respect to derivatives or exposure to market risk during the first three months of 2019. For a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see the Company’s Form 10-K for the year ended December 31, 2018 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

Remediation of Previously Identified Material Weakness in Internal Control Over Financial Reporting

In connection with the Company’s evaluation of the effectiveness of internal control over financial reporting as of December 31, 2018, management determined that certain management review controls and documentation, related to the accounting for business combinations, were not properly designed and executed.

While this deficiency in controls did not result in a material misstatement of the Company’s 2018 consolidated financial statements, the Company concluded this deficiency represented a material weakness in internal controls over financial reporting as of December 31, 2018. As noted below, this material weakness was remediated in the first quarter of 2019.

Remediation Process

In order to remediate the material weakness in internal control related to accounting for business combinations, management designed, executed and maintained appropriate documentation related to internal controls over business combination accounting related to a business combination that was consummated on September 30, 2018, for which acquisition accounting was preliminary at December 31, 2018. These new controls included documentation to evidence the effective design and functioning of internal controls related to various aspects of accounting for business combinations, including controls related to the identification of acquired assets and liabilities and related fair value estimations and assumptions, including projected financial information. The implementation and related documentation of these internal controls were completed by the end of the first quarter of 2019. Accordingly, management concluded this material weakness was remediated as of March 31, 2019.

Changes in Internal Control over Financial Reporting

Other than as noted above, there was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2019 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to a number of lawsuits arising in the ordinary conduct of its business. Although the timing and outcome of these lawsuits cannot be predicted with certainty, the Company does not believe that disposition of these lawsuits will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. For more information see "Note 10 - Environmental and Legal Matters" in the Notes to Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	2018 US Graphic Packaging International Pension Plan Master Document, dated March 15, 2019, as amended and restated effective January 1, 2019.

31.1	Certification required by Rule 13a-14(a).

31.2	Certification required by Rule 13a-14(a).

32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHIC PACKAGING INTERNATIONAL, LLC

(Registrant)

/s/ STEPHEN R. SCHERGER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 23, 2019
Stephen R. Scherger

/s/ DEBORAH R. FRANK	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	April 23, 2019
Deborah R. Frank