Form 10-K/A
period 2018-12-31
GRAPHIC PACKAGING INTERNATIONAL, LLC
filed 2019-04-29
CIK 1005011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

No voting or non-voting common equity of the registrant was held by non-affiliates of the registrant as of June 30, 2018.

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-K/A to Graphic Packaging International, LLC’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2019 (the “Form 10-K”) is to provide the information required by Items 10-14 in Part III of such Form 10-K to be filed by amendment within 120 days after the end of the registrant’s fiscal year ended December 31, 2018. No other changes have been made to any of the disclosures in the Form 10-K.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment No. 1.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Graphic Packaging International, LLC (the “Company”) is a Delaware limited liability company that is managed by its sole member, Graphic Packaging International Partners, LLC, a Delaware limited liability company (“GPIP” or the “Member”). As a limited liability company managed by its sole Member, the Company does not have a board of directors. Pursuant to the Amended and Restated Limited Liability Company Operating Agreement of the Company, GPIP has the right and power to appoint individuals to serve as officers of the Company and to delegate authority to such officers to manage the business, affairs and properties of the Company.

The Member has appointed officers of the Company and designated certain of such officers as “Executive Officers.” The Executive Officers are listed as an unnumbered item in Part I of the Company’s Form 10-K. These Executive Officers are the same as the Executive Officers of the Company’s ultimate, publicly-traded, parent company, Graphic Packaging Holding Company (“GPHC”). There are no family relationships among any of the Executive Officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have equity securities registered pursuant to Section 12 of the Exchange Act, and therefore there are no persons subject to Section 16 of the Exchange Act with respect to the Company that are required to file Forms 3, 4 or 5 with the SEC.

Code of Ethics

The Company has not adopted a separate code of ethics because all of the Company’s employees and are subject to the Code of Business Conduct and Ethics adopted by the Board of Directors of GPHC. A copy of the Code of Business Conduct and Ethics is available on the Company’s website at www.graphicpkg.com in the Investors section.

ITEM 11.	EXECUTIVE COMPENSATION
The Executive Officers of the Company are the same as the Executive Officers of its ultimate, publicly-traded parent company, GPHC. Compensation of the Company’s Executive Officers is determined by the Compensation and Management Development Committee of the Board of Directors of GPHC and, in the case of Mr. Doss, the full Board of Directors of GPHC. No Executive Officer of the Company receives additional compensation for serving as an officer of GPHC. As a result, the Company’s principal executive officer (Mr. Michael P. Doss), principal financial officer (Mr. Stephen R. Scherger), the Company’s three other most highly paid executive officers who were serving as executive officers on December 31, 2018, and one additional person who would have been one of the three most highly paid executive officers but was not serving in such capacity at year-end (Mr. Alan R. Nichols) (collectively, the “Named Executive Officers”) are the same as GPHC’s named executive officers for 2018. Accordingly, the Compensation Discussion and Analysis and the tabular and narrative compensation disclosures contained in this Amendment No. 1 to the Company’s Form 10-K/A are essentially the same as those contained in GPHC’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 28, 2019.

Because the Compensation and Management Development Committee of GPHC, together with the Board of Directors of GPHC, establishes the compensation of the Company’s Named Executive Officers, the report of the Compensation and Management Development Committee of GPHC is included herein, together with information on compensation committee interlocks and insider participation related to the Management Development Committee of GPHC.

Compensation and Management Development Committee Report

The members of GPHC’s Compensation and Management Development Committee listed below reviewed and discussed the following Compensation Discussion and Analysis with management of the Company. Based on such review and discussion, the Compensation and Management Development Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be incorporated by reference into the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Compensation and Management Development Committee
Robert A. Hagemann, Chairman
Laurie Brlas
David D. Campbell
Dean A. Scarborough
Larry M. Venturelli
Compensation Discussion and Analysis

This Compensation Discussion and Analysis section (“CD&A”) describes GPHC’s compensation principles, policies and practices, as well as the specific factors considered by the Compensation and Management Development Committee (referred to in this CD&A as the “Committee”) in making compensation decisions. This CD&A focuses on the compensation of our Named Executive Officers (referred to herein as our “Executives”), who are set forth below and included in the Summary Compensation Table and other tables herein:

Name	Position with GPHC and the Company at December 31, 2018
Michael P. Doss	President and Chief Executive Officer
Stephen R. Scherger	Executive Vice President and Chief Financial Officer
Carla J. Chaney	Executive Vice President, Human Resources
Alan R. Nichols	Retired Executive Vice President, Mills Division
Lauren S. Tashma	Executive Vice President, General Counsel and Secretary
Joseph P. Yost	Executive Vice President and President, Americas

Executive Summary

Our compensation programs reflect our commitment to pay for performance and align the interests of our key employees with those of GPHC’s stockholders. Executive compensation plans are designed to support GPHC’s and the Company’s annual financial goals and promote GPHC stockholder value creation over the long term. In addition, they are intended to attract, retain, motivate and reward those responsible for leading our business. A significant portion of the compensation packages of our Executives is intended to be at-risk pay for performance earned based on specific financial and operational achievements. During 2018, GPHC was successful in:

•
increasing Net Sales and Adjusted EBITDA[1] by 36.8% and 36.3%, respectively, through strategic acquisitions, improved volumes and mix and successfully offsetting input cost inflation through the implementation of price increases and performance improvements;

•
completing the successful integration of the transformative combination with International Paper Company’s North America Consumer Packaging business, establishing GPHC as a leader in the growing foodservice market and positioning GPHC for future growth;

•	completing two smaller strategic acquisitions, which expanded GPHC’s position in higher growth markets;

•
opening a new 1.3 million square foot, state of the art converting and distribution facility strategically located in Monroe, Louisiana, which provides GPHC with one of the most productive and flexible converting facilities in the world;

•	returning $212 million of cash to stockholders through a combination of share repurchases and quarterly cash dividends;

•	reducing leverage, thereby providing GPHC with increased financial flexibility in deploying capital to drive stockholder value;

•	achieving industry leading safety performance; and

•	issuing our first Sustainability and Social Responsibility Report, demonstrating GPHC’s commitment to advance its sustainability and social responsibility initiatives.
_______________
1 A reconciliation of Adjusted EBITDA to Net Income is attached to GPHC’s earnings release for the fourth quarter and full year ended December 31, 2018 furnished as Exhibit 99.1 to the GPHC’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2019.

Throughout 2018, our compensation program performed as designed, allowing GPHC to attract new talent, retain important members of management and reward key members of management appropriately for performance. As demonstrated below, the aggregate total compensation of our five most highly paid executives for each of the past five years (as set forth in the Summary Compensation Table each year, but excluding changes in pension value and above-market non-qualified deferred compensation earnings, “Top Five Compensation”) is generally aligned with the performance and value of GPHC as reflected in the price of its common stock at year end. Aggregate total compensation of our five most-highly paid executives also reflects the retirement of David W. Scheible as President and CEO and Mr. Doss’ promotion into that role as of January 1, 2016, which reduced aggregate compensation of our top five executives significantly in 2016 and 2017. The drop in GPHC’s stock price in 2018 reflects a period of intense stock market volatility at 2018 year-end.

Top Five Compensation* v. Stock Price Performance
_______________

*
For comparability purposes, Mr. David W. Scheible’s compensation is not included in the Top Five Compensation for 2016 and Mr. Alan R. Nichols’ compensation is not included in the Top Five Compensation for 2018 in this chart because each appears as the sixth officer in the Summary Compensation Table.

Guiding Principles and Policies

The Committee’s objective is to set each of the primary components of GPHC’s executive compensation program, (base salary, short-term cash incentive and long-term equity-based incentives), at a market-competitive rate, which is determined by reference to the 50th percentile of the relevant peer group, resulting in each Executive’s total compensation opportunity being set at approximately the 50th percentile of the relevant peer group’s total pay for executives with similar positions and responsibilities. The Committee does not employ a mechanical process based on external compensation data, however, as other considerations such as time in position, tenure, position and succession with GPHC are considered. As data for the relevant peer group fluctuates or the peer group members are updated to reflect changes in the market, the Committee may make adjustments in one or more components of compensation to more closely align with market. The Committee and, with respect to the President and CEO, the Board of Directors, have full discretion to choose the elements of executive compensation that the Executives will be paid or will be eligible to earn each year and to adjust the proportion of total compensation opportunity that each element provides. Company performance, market data, individual performance, executive succession, retention needs and internal equity among our Executives’ compensation packages have been the primary factors considered in decisions to change compensation materially.

Peer Group and Market Data

Annually we obtain an analysis of compensation market data to assist in setting pay opportunities for our Executives for the following year. Compensation of the Executives is compared to the pay opportunities provided to executives holding comparable positions at companies with which we compete for business and for talent. The companies used for this comparison are recommended by GPHC and the Committee’s compensation consultant and approved by the Committee. The companies selected and shown below under the Industry Specific Peer Group heading consist of a group of public companies with revenues approximately one-half to double the revenues of GPHC or its immediate competitors. The Industry Specific Peer Group had median revenues of approximately $5.9 billion for the twelve months ended March 31, 2017 and a median market cap of approximately $6.2 billion as of March 31, 2017 and served as the primary reference point for comparing the compensation paid to GPHC’s President and CEO and Executive Vice President and Chief Financial Officer in 2018. The Survey Peer Group, comprised of a broader set of industrial companies, had median revenues of $6.0 billion for the twelve months ended March 31, 2017 and a median market cap of $8.8 billion as of March 31, 2017 and served in 2018 as the primary reference point for executive officers other than the President and CEO and Executive Vice President and Chief Financial Officer. Both peer groups are reviewed annually and updated, if necessary, to ensure their appropriateness given any market changes. The companies used to develop 2018 executive compensation are listed below.

Industry Specific Peer Group

AptarGroup, Inc.	Crown Holdings, Inc.	Sealed Air Corporation
Avery Dennison Corporation	Greif, Inc.	Silgan Holdings, Inc.
Ball Corporation	Owens-Illinois Inc.	Sonoco Products Company
Bemis Company, Inc.	Packaging Corporation of America	WestRock Company

Survey Peer Group

Air Products and Chemicals, Inc.	Herman Miller, Inc.	Sonoco Products Company
Armstrong World Industries, Inc.	ITT Corporation	Steelcase, Inc.
Avery Dennison Corporation	Masco Corp.	TechnipFMC plc
Ball Corporation	Molson Coors Brewing Company	The Scott’s Miracle-Gro Company
Borg Warner Inc.	Newell Brands, Inc.	Tupperware Brands Corporation
Dover Corporation	Owens-Illinois Inc.	USG Corporation
Eastman Chemical Company	Packaging Corporation of America	Vulcan Materials Company
Ecolab Inc.	Rockwell Automation, Inc.	WestRock Company
Energizer Holdings, Inc.	Sealed Air Corporation

Role of the Compensation and Management Development Committee

The Committee is responsible for establishing GPHC’s general compensation philosophy and working with management to develop all equity compensation plans or programs and other compensation programs in which the executive officers participate. The Committee works to ensure that GPHC’s practices, policies and programs link pay to performance, encourage an appropriate degree of risk taking, are consistent with GPHC’s talent objectives of attracting, retaining, rewarding and motivating key employees, and align the interests of key employees with those of stakeholders. Annually the Committee reviews GPHC’s compensation programs and assesses whether any risks arising from such practices, policies and programs are reasonably likely to have a material adverse effect on GPHC. In addition, annually the Committee reviews market data provided by the Committee’s compensation consultant, reviews and approves all of the compensation arrangements of GPHC’s executive officers, and directs the Board’s process for evaluating the performance and compensation of the President and CEO. From time to time the Committee also reviews, evaluates and approves GPHC’s health and welfare plan offerings and GPHC’s retirement and savings plans to ensure their alignment with the market, effectiveness in attracting and retaining talent and cost effectiveness.

The Committee is also responsible for reviewing GPHC’s integrated talent management processes to assess the success of these programs in facilitating GPHC’s short and long-term objectives. The Committee directs the annual succession planning process for executive officers and facilitates the Board’s review and approval of the President and CEO’s succession plan. The Committee also annually reviews compliance with executive shareholding requirements and monitors any application of GPHC’s clawback policy.

Role of Compensation Consultants

The Committee retained Meridian to act as the Committee’s independent advisor on executive compensation and benefits throughout 2018. The mandate of the compensation consultant is to work for the Committee in its review of executive compensation practices and programs, including assessing the overall competitiveness of pay levels and program design, and providing updates on market trends and technical considerations. The Committee instructed the compensation consultant to compile and provide data on both total pay and individual elements of compensation among companies in the peer groups, as well as trends in compensation practices that they observed within the peer groups and generally among public companies. The Committee does not rely on the compensation consultant to recommend specific levels of total pay or any specific element of compensation to our Executives; such recommendations are developed by management based on information provided by the compensation consultant and then presented to the Committee for consideration. The compensation consultant attended all of the six Committee meetings in 2018 at the Committee’s request and were available to provide information to the Committee as questions and issues arose. The Committee completes an assessment of the compensation consultant annually. The Committee determined that the compensation consultant is independent after consideration of the SEC’s independence factors.

Role of Executive Officers

The President and CEO and Executive Vice President, Human Resources recommend to the Committee the compensation program design and award amounts for the Executives (other than themselves). The Committee works with the compensation consultant to propose the compensation design and award amounts for the President and CEO.

Pay and Performance

As noted above, target compensation for each of our Executives is established at the beginning of each year with reference to the 50th percentile of the relevant peer group. Each Executive’s actual compensation each year may be above or below the target level based on individual, business unit and overall Company performance, as well as changes in the price of GPHC’s common stock. The chart below illustrates the relationship between the Top Five Compensation and GPHC’s Adjusted EBITDA and also reflects the retirement of David Scheible as President and CEO and Mr. Doss’ promotion into that role as of January 1, 2016, which reduced aggregate compensation of our top five executives significantly in 2016 and 2017. The Company calculates Adjusted EBITDA for purposes of its incentive plans as consolidated net income before equity income of unconsolidated subsidiaries, interest expense, income tax expense, and depreciation and amortization, as adjusted for: expenses related to merger, acquisition and disposition activities; refinancing or early retirement of debt; acquisition integration costs; and asset or goodwill write-downs; as well as other adjustments for restructuring or reorganization activities, all as approved by the Compensation and Management Development Committee (“Adjusted EBITDA”). Adjusted EBITDA is used by GPHC as a performance measure for both the short-term cash incentive program and the long-term equity incentive program.

Top Five Compensation v. Adjusted EBITDA Performance*

_______________

*
For comparability purposes, Mr. David W. Scheible’s compensation is not included in the Top Five Compensation for 2016 and Mr. Alan R. Nichols’ compensation is not included in the Top Five Compensation for 2018 in this chart because each appears as a sixth officer in the Summary Compensation Table for that year.

Key Compensation Practices
Below are certain of GPHC’s executive compensation practices that we believe are instrumental in achieving GPHC’s compensation goals of attracting, retaining, motivating and rewarding key members of management, while mitigating risk and maintaining sound compensation practices.

What we do:	What we don’t do:

✓    Maintain a compensation mix that encourages employees to focus on achieving Company-wide profitability and strategic goals over both the short and long term
✓    Structure the majority of compensation paid to Executives as performance-based compensation
✓    Regularly benchmark compensation with reference to the 50th percentile of peer group companies with which we may compete for talent
✓    Establish payout caps on short-term and long-term incentive compensation awards
✓    Retain an independent compensation consultant that is engaged by and reports directly to the Committee
✓    Subject short-term and long-term incentive compensation awards to clawback provisions in the event of misconduct resulting in a restatement
✓    Require executive officers and members of the Board to maintain minimum equity ownership levels
✓    Review GPHC’s compensation plans and practices annually to ensure that they do not encourage excessive risk taking

×    Permit hedging, pledging or short-sale transactions by our employees or members of our Board of Directors
×    Pay dividends on unvested equity-based incentive awards
×    Pay tax gross ups on change of control severance benefits
×    Provide excessive perquisites to our Executives

Overview of Executive Compensation Components

The Committee evaluates the alignment between compensation philosophy, plan design and achievement of short and long-term results to determine the components of our Executives’ compensation program. Our 2018 executive compensation program consisted of the following compensation elements:

•	Base salary;

•	Short-term cash incentive;

•	Long-term incentives, consisting of service-based restricted stock units (“Service RSUs”) and performance-based restricted stock units (“Performance RSUs”);

•	Health and welfare benefits, including executive physicals;

•	Retirement benefits; and

•	Termination pay.

Each of these elements is discussed below, as well as the methodology used for setting the amount of each type of compensation.

Base Salary

Philosophy. The purpose of base salaries is to compensate our Executives for their role and level of responsibility within GPHC. Increases in base salary also serve to reward performance and recognize significant increases in the scope of an Executive’s position and responsibilities. Our philosophy is to set salaries for our Executives at approximately the 50th percentile of the relevant peer group’s salaries for executives with similar positions and responsibilities. Changes to base salaries occur in connection with changes in position and on a periodic basis that is generally twelve months after the most recent adjustment for the Executive. Base salary changes take into account market data for similar positions, the Executive’s experience and time in position, any changes in responsibilities and individual performance. Individual performance is determined by considering achievement against each Executive’s specific performance goals established at the beginning of each year. Generally, such individual performance goals are established to support the financial and operational goals established by the Board for GPHC, and may include earnings before income taxes, depreciation, amortization and other non-cash charges, debt reduction, new product innovation targets, business unit revenue, profitability and cost-saving goals and certain more subjective goals such as talent development, cultural initiatives, compliance and management effectiveness.

In 2018, the Committee approved base salary increases for the Executives ranging from 4.0% to 15.0%. Such increases were based upon each Executive’s performance, scope of position and market data for executives with similar positions and responsibilities and reflect the significantly larger scope of certain positions as a result of the combination with the North America Consumer Packaging business of International Paper Company. Such increases became effective as of January 1, 2018.

Short-Term Cash Incentive

The Company provides a short-term cash incentive opportunity under the Management Incentive Plan (“MIP”). The purpose of the MIP is to provide a meaningful short-term cash incentive that rewards the achievement of specified annual financial goals. For 2018, the financial measures used to set such financial goals or targets were Adjusted EBITDA and Cash Flow Before Debt Reduction. The Committee chose these financial metrics because they are well understood, objective targets and have a direct link to GPHC’s business plan. The Company calculates Cash Flow Before Debt Reduction as the year-over-year change in net debt, as adjusted for merger, acquisition, disposition, share repurchase, dividend and capital market activities, as well as other adjustments for restructuring or reorganization activities and other unusual items, all as specifically approved by the Compensation and Management Development Committee.

Target Opportunities. We set the MIP target percentage for each Executive at approximately the 50th percentile of relevant peer group companies. Adjustments to MIP target levels are made periodically, taking into consideration the relevant peer group, the CEO’s recommendations (for Executives other than himself) and input from the compensation consultant. The annual incentive target (as a percentage of salary) for each of the Executives for 2018 is set forth below:

Name	Incentive Target
Michael P. Doss	120%
Stephen R. Scherger	80%
Carla J. Chaney	65%
Alan R. Nichols	75%
Lauren S. Tashma	65%
Joseph P. Yost	75%

Performance Goals. We set performance goals for the MIP so that achievement of such goals at target supports our annual operating plan. The degree to which MIP pays out varies both up and down based on business performance. If the threshold performance goal of 85% of our Adjusted EBITDA goal is not met or GPHC fails to meet any of its quarterly financial covenant measures during the year, no payout under the MIP is earned. Our performance goals for 2018 were Adjusted EBITDA of $965.0 million (weighted at 50% in the calculation) and Cash Flow Before Debt Reduction of $420.0 million (weighted at 50% in the calculation). Achieving these performance goals would present an opportunity for a MIP award at target. The payout for performance at 95% of our Adjusted EBITDA and 90% of Cash Flow Before Debt Reduction goals was set at 50% of the MIP target, and no payout would be earned for performance at or below 85% of our Adjusted EBITDA and Cash Flow Before Debt Reduction performance goals. The payout for performance at 105% or more of our Adjusted EBITDA and 110% of Cash Flow Before Debt Reduction goals (after appropriate accrual for the greater compensation expense) was set at a maximum of 200% of the MIP target.

Actual Short-Term Cash Incentive Payouts for 2018. Actual short-term cash incentive payouts for 2018 for the Executives are shown in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table. The Company’s performance with respect to its Adjusted EBITDA and Cash Flow Before Debt Reduction performance goals, were achieved at 96.5% and 112.3% of target, respectively, resulting in a calculated MIP payout at 132.6% of target. However, because the cash flow performance related to a one-time gain on the sale of an asset, management recommended and the Committee and the Board of Directors exercised negative discretion to approve payouts under the MIP at up to 100% of the target level.

For more information on the 2018 annual incentive opportunities for the Executives, refer to the “Grants of Plan-Based Awards” table below. The column titled “Estimated Possible Payouts Under Non-Equity Incentive Plan Awards” provides the estimated payouts for the Executives at threshold, target and maximum performance levels for 2018.

Long-Term Incentives

The Company’s long-term incentive program has two elements: Service RSUs and Performance RSUs. Service RSUs make up one-third of the total long-term incentive value that GPHC grants to its Executives and Performance RSUs make up two-thirds of such total value. A greater proportion of Performance RSUs is consistent with GPHC’s desire to tie a larger percentage of the Executives’ compensation to Company performance. Both Service RSU and Performance RSU grants are intended to retain Executives during a multi-year vesting period, align the long-term interests of Executives with our stockholders and promote equity ownership.

Service RSUs represent the right to receive one share of GPHC’s common stock for each vested Service RSU granted. The Performance RSUs represent the right to earn from 0% to 200% of the target award based upon GPHC’s achievement of specific performance goals established for a three-year performance period. Service RSUs and Performance RSUs are payable solely in shares of GPHC’s common stock.

Service RSUs and Performance RSUs granted under the long-term incentive program generally vest in full on the third anniversary of the date of grant (assuming the Executive has continued in his or her employment by GPHC through such date). Upon death, disability, retirement (as defined in the grant agreement) or involuntary termination without cause, a proportion of the RSUs vests. In the event of a change of control (as defined in the Graphic Packaging Holding Company 2014 Omnibus Stock and Incentive Compensation Plan (the “2014 Plan”)), all Service RSUs and earned Performance RSUs vest in full. The number of Performance RSUs considered earned in the event of a change of control is determined based on assumed target performance for the performance period.

Payout of 2015 Grants. In January 2018, the Committee approved the payout of the Performance RSUs granted in 2015 at 42.0% of target, based on the achievement of the performance goals for the three-year performance period. For the three-year performance period ending on December 31, 2017, the performance goals were aggregate Adjusted EBITDA of $2,370.0 million and Return on Invested Capital of 12.60%.

2018 Grants. In February 2018, GPHC granted both Service RSUs and Performance RSUs to each Executive, under the long-term incentive program. For Executives, the total number of RSUs granted was set based on a value delivered as a percentage of salary formula, with the percentage established based on a review of responsibilities, market data and internal equity considerations. The target value of RSUs granted under the long-term incentive program (as a percentage of salary) during 2018 for each of our Executives is set forth below:

Michael P. Doss	460%
Stephen R. Scherger	215%
Carla J. Chaney	155%
Alan R. Nichols	185%
Lauren S. Tashma	155%
Joseph P. Yost	185%

In addition, as an incentive to make the integration of the combination with International Paper Company’s North America Consumer Packaging business successful, each Executive received a 15% higher grant of Performance RSUs. Mr. Scherger, Ms. Tashma and Mr. Yost received one-time increases in their aggregate RSU grants of 5%,10% and 5%, respectively, to promote retention.

For the Performance RSUs granted in 2018, the performance goals are achievement of a preset aggregate Adjusted EBITDA amount and a preset return on invested capital percentage. The Adjusted EBITDA goal is weighted in the calculation of GPHC’s annual achievement at 60% and the return on invested capital percentage goal is weighted in the calculating GPHC’s annual achievement at 40%. The Committee weighted the Adjusted EBITDA goal slightly more than in prior years to reflect the priority placed on meeting earnings commitments. Total payout is also subject to a relative total stockholder return (“TSR”) modifier, which can modify payouts earned up or down by up to 20% (subject to the 200% of target cap). This payout modifier was added to measure GPHC’s stock performance against other similar companies and to more closely align management and stockholders’ interests.

Health and Welfare Benefit Plans

The Company provides the Executives and other employees with health and welfare benefits comparable to those they would receive at other companies and that are necessary for GPHC to remain competitive in the marketplace for high-performing talent. Executives participate in employee benefit plans available to all salaried employees, including medical, dental, vision, accidental death and dismemberment, business travel accident, prescription drug, life and disability insurance. Senior executives of GPHC, including the Executives, are eligible for an executive physical benefit in which GPHC pays for an annual physical exam through a specified provider under GPHC’s medical plan. Continuation of health and welfare benefits for a limited time may occur as part of severance upon certain terminations of employment.

Perquisites

The Company generally does not provide significant perquisites to its Executives, other than Company-requested international assignment and relocation benefits and tax gross-ups with respect thereto and executive physicals.

Retirement Benefits

The Company maintains qualified defined benefit and defined contribution retirement plans for our employees in which certain of the Executives participate. These plans provide retirement benefits to retain eligible employees and Executives and encourage and reward tenure with GPHC. In addition to the qualified defined benefit and defined contribution plans, GPHC maintains non-qualified defined benefit and defined contribution plans in which certain of the Executives also participate. The qualified benefit plans have a maximum compensation limit and a maximum annual benefit limit, which restrict the benefit to participants whose compensation exceeds these limits. To provide retirement benefits commensurate with pay levels, the non-qualified plans provide benefits to key salaried employees, including the Executives, using substantially the same formula for calculating benefits as used in the qualified plans, but on compensation in excess of the compensation limitation and maximum annual benefit.

Qualified and Non-Qualified Defined Benefit Plans. Executives and other employees hired before January 1, 2008, participate in either the Riverwood International Employees Retirement Plan or the Graphic Packaging Retirement Plan and the Graphic Packaging Excess Benefit Plan (together, the “Pension Plans”). As of June 30, 2011, GPHC froze the Pension Plans and no longer makes pension contributions for future service on behalf of any employees who were not at least 50 years old with five years of completed service to GPHC as of such date. As a result, GPHC no longer makes pension contributions on behalf of any of the Executives, although Messrs. Doss and Yost have frozen benefits thereunder.

The Executives who participate in the Pension Plans also participate in either the Riverwood International Supplemental Retirement Plan or the Graphic Packaging Supplemental Retirement Plan (together, the “Supplemental Plans”). Mr. Doss participated in the Graphic Packaging Retirement Plan and the Graphic Packaging Supplemental Plan until January 1, 2005, the date he transferred into the Riverwood International Employees Retirement Plan and the Riverwood International Supplemental Retirement Plan. The Supplemental Plans provide a benefit based upon compensation that exceeds the limits set by the IRS for the Pension Plans and makes total retirement benefits under GPHC’s defined benefit plans for the Executives commensurate with those available to other employees as a percentage of pay. When GPHC froze the Pension Plans, it also froze the Supplemental Plans for those employees who were not at least 50 years old with five years of completed service to GPHC as of such date, so GPHC no longer makes contributions to the Supplemental Plans on behalf of any of the Executives, although Messrs. Doss and Yost have frozen benefits thereunder.

Qualified and Non-Qualified Defined Contribution Plans. Executives and all other non-union employees who meet certain service requirements are eligible to participate in the Graphic Packaging International, LLC Savings Plan (the “401(k) Plan”), which is a qualified defined contribution plan under the rules of the Internal Revenue Service (“IRS”). Employees who choose to contribute to the 401(k) Plan receive matching contributions from GPHC equal to 100% of the first four percent (4%) of employee contributions and 50% of the next three percent (3%) of employee contributions. Employees hired on or after January 1, 2008 are eligible for an annual supplemental contribution by GPHC to their 401(k) Plan account equal to 3% of eligible earnings.

In 2011, GPHC implemented a deferred compensation and 401(k) restoration plan that permits Executives and other eligible senior employees to contribute to and receive contributions from GPHC on a basis that would be commensurate with other employees as a percentage of pay. This plan, the Graphic Packaging International, LLC Non-Qualified Deferred Compensation Plan (the “NQDCP”), permits participants to defer and contribute from 1% to 50% of their base salary and up to 100% of their payment under the MIP to the plan. The plan offers investment options that generally mirror those available under GPHC’s 401(k) Plan. Annually, GPHC makes a 401(k) restoration matching contribution on behalf of those participants who do not participate in or receive future service accruals under GPHC’s Pension Plans equal to a percentage of their annual deferral amount divided by compensation over the annual IRS limit, up to a maximum of 5.5%. The Company also makes a supplemental contribution equal to 3% of eligible pay over the annual IRS limit for those Executives and senior executives of GPHC who do not participate in or receive future service accruals to one of GPHC’s Pension Plans or Supplemental Plans and who have met the one year of service eligibility requirement. The NQDCP also provides an employer contribution equal to 3% of total pay for eligible senior executives (including all of the Executives) who do not receive contributions to one of GPHC’s Pension Plans.

Employment Agreements and Potential Payments on Termination

Executive officers serving prior to January 2014 (Messrs. Doss, Scherger, Nichols and Yost and Ms. Chaney) have employment agreements with generally uniform provisions, including non-competition and non-solicitation covenants as well as claims releases and severance provisions. The employment agreements specify position, base salary and aggregate annual bonus opportunity (as a percentage of base salary) for each Executive at the time the Agreement was entered into, as well as severance arrangements under different circumstances. Executives may receive severance benefits if they are terminated involuntarily or terminate voluntarily for Good Reason (as defined below) within 30 days of the Good Reason event. The Executive must deliver written notice of intention to terminate for Good Reason, specifying the applicable provision, and provide GPHC a reasonable opportunity to cure. The Good Reason provision in the agreements was designed to equalize the treatment of voluntary terminations for Good Reason with involuntary terminations without cause. Doing so enables the contracts to fulfill their purpose of promoting retention during times of uncertainty and transition. “Good Reason” as defined in the agreements includes material reduction in position, responsibilities or duties, failure by GPHC to obtain the assumption of the agreement by a successor company, reduction in base salary (unless the reduction does not exceed 10% and is applied uniformly to all similarly situated executives), breach of agreement or mandatory relocation (other than in connection with promotion) of more than 50 miles.

For Mr. Doss, the severance benefit is an amount equal to one year’s base salary, his target bonus for the year in which termination occurs and his actual bonus based on the plan targets, prorated for the number of days Mr. Doss is employed during the year in which termination occurs. For Messrs. Scherger, Nichols and Yost and Ms. Chaney, the severance benefit is one year’s base salary. Executives also receive health and welfare benefits for one year after termination and a pro-rata bonus payout. Mr. Doss also vests in any unvested equity awards on the date of his termination as if he were retirement eligible (daily pro-rata vesting) without regard to his actual age or years of service on the date of termination. In addition, if an Executive is separated from service without cause or for Good Reason within one year of a change in control, the Executive receives (i) an additional 1/2 year of base salary (one year for Mr. Doss) and (ii) instead of the pro-rata bonus, a bonus equal to the Executive’s target level bonus for the year in which the separation occurs (assuming that all performance targets had been achieved) multiplied by 1.5 (multiplied by 2 for Mr. Doss). All benefit payments under the employment agreements are conditioned upon the Executive executing and returning a claims release to GPHC.

Executives who do not have employment agreements are eligible to participate in the Graphic Packaging International, LLC Executive Severance Plan. Similar to the provisions in the employment agreements, the Executive Severance Plan provides severance benefits equal to one year’s base salary and a pro-rata bonus if the Executive is terminated involuntarily without cause or terminates his or her employment for Good Reason. If such a termination occurs within one year after a change in control, Executives receive an additional one-half year’s base salary and an amount equal to his or her bonus at target level as if he or she had been employed for the entire year multiplied by 1.5. Payments under the Executive Severance Plan are conditioned upon the participant executing a release that includes a general release of claims against GPHC and an agreement to certain confidentiality, non-competition and non-solicitation of employee and customer provisions.

In addition to the change in control provisions in the employment agreements and the Executive Severance Plan, the award agreements for Service RSUs and Performance RSUs provide for accelerated vesting and payout in the event of a change in control. A “change-in-control” means any of the following events:

•
The acquisition by any person of beneficial ownership of thirty percent (30%) or more of the combined voting power or outstanding shares of common stock of GPHC entitled to vote generally in the election of directors, except if such acquisition is by a person who, prior to such acquisition, is the beneficial owner of thirty percent (30%) or more of such securities, or if such acquisition is by any employee benefit plan or related trust;

•
Individuals of the incumbent Board of GPHC (other than those whose initial assumption of office is in connection with an actual or threatened election contest relating to the election or removal of directors of GPHC) do not constitute at least a majority of the Board;

•
Consummation of a reorganization, merger or consolidation to which GPHC is a party unless (i) all or substantially all of the individuals and entities who were the Beneficial Owners of GPHC’s outstanding securities prior to such transaction beneficially own more than fifty percent (50%) of the combined voting power of the outstanding voting securities entitled to vote generally in the election of directors of the corporation resulting from the transaction, and (ii) no person (excluding successors to current stockholders or any employee benefit plan or related trust) beneficially owns thirty percent (30%) or more of the combined voting power of the then outstanding voting securities, except to the extent that such ownership existed prior to the transaction, and (iii) at least a majority of the members of the board of directors of the resulting entity were members of the incumbent Board at the time of the execution of the initial agreement or of the action of the Board providing such reorganization, merger or consolidation;

•	The sale, transfer or disposition of all or substantially all of the assets of GPHC; or

•	The approval by the stockholders of GPHC of a complete liquidation or dissolution of GPHC.

The forgoing events were chosen to trigger the vesting and payout of RSUs because they constitute a fundamental change in the ownership or control of GPHC, which materially alters the prospects and future of GPHC and the Company and, therefore, the employment conditions and opportunities for the members of management who receive RSUs.

Policies Applicable to Executive Officers

Clawback Policy

The Company has a clawback policy that calls for the recoupment of any equity-based award or short-term incentive compensation under the MIP given to a current or former employee in the event of a restatement of GPHC’s reported financial results. If GPHC is required to prepare an accounting restatement due to the material non-compliance of GPHC, as a result of misconduct, with any financial reporting requirement under the securities laws and the employee (i) is determined by the Committee to have knowingly or grossly negligently engaged in misconduct, or knowingly or grossly failed to prevent misconduct, or (ii) if the employee is one of the individuals subject to automatic forfeiture under Section 304 of the Sarbanes-Oxley Act of 2002 or any other regulation, the employee must reimburse GPHC the amount of any payment in settlement of any award earned or accrued during the twelve month period following the first public issuance or filing with the SEC (whichever just occurred) of the financial document embodying such financial reporting requirement.

Stock Ownership Guidelines

GPHC has adopted stock ownership guidelines that apply to the non-management members of GPHC’s Board of Directors and our executive officers (including the Executives). The guidelines require such persons to maintain ownership of GPHC’s common stock having a value equal or greater than:

•	3x the annual cash retainer paid to the non-management members of the Board of Directors

•	5x the base salary paid to the President and CEO

•	3x the base salary for the Executive Vice Presidents

Shares owned by a Director or executive officer and unvested Service RSUs count toward satisfaction of the stock ownership guidelines. Unvested Performance RSUs do not count toward satisfaction of the stock ownership guidelines. GPHC Directors and executive officers are expected to achieve their applicable ownership levels within five years of becoming subject to the guidelines. All of the Executives are in compliance with the guidelines.

Timing of Compensation

Base salary adjustments, annual incentive payments and annual RSU grants are generally approved at the first or second Committee meeting and first GPHC Board meeting of the year. Our policy is that for awards of equity compensation, the date of grant is no earlier than the date upon which the grant is approved by the Committee or the GPHC Board, as appropriate.

Consideration of Most Recent Advisory Stockholder Vote on Executive Compensation

At the Annual Meeting of GPHC Stockholders on May 23, 2018, 93.3% of the shares represented and entitled to vote at the Annual Meeting were voted to approve the compensation of GPHC’s Named Executive Officers, as discussed and disclosed in the GPHC 2018 Proxy Statement. In considering the results of this advisory vote on executive compensation, the Committee concluded that the compensation paid to our Named Executive Officers and GPHC’s overall pay practices enjoy strong stockholder support. Going forward, future advisory votes on executive compensation, will serve as an additional tool to guide the GPHC Board and the Committee in evaluating the alignment of GPHC’s executive compensation program with the interests of GPHC and its stockholders.

At the Annual Meeting of GPHC Stockholders on May 24, 2017, GPHC stockholders expressed a preference that advisory votes on executive compensation occur every year. Consistent with this preference, the GPHC Board has implemented an advisory vote on executive compensation once every year. The next required vote on the frequency of stockholder votes will occur at the 2023 Annual Meeting of GPHC Stockholders.

Compensation of Executive Officers

The following table sets forth the compensation paid to or earned by the Named Executive Officers for each of the three fiscal years ended December 31, 2018.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(2)	All Other Compensation ($)	Total ($)
Michael P. Doss President and Chief Executive Officer (Principal Executive Officer)	2018	1,025,000	4,832,930	1,230,000	-	176,340(3)	7,264,270
	2017	927,000	4,180,965	509,850	200,164	158,261	5,976,240
	2016	900,000	3,666,438	544,500	110,215	169,188	5,390,341
Stephen R. Scherger Executive Vice President and Chief Financial Officer (Principal Financial Officer)	2018	630,000	1,451,491	504,000	-	95,416(4)	2,680,907
	2017	571,568	1,304,112	200,049	-	78,870	2,154,600
	2016	552,240	1,209,229	212,612	-	96,355	2,070,436
Carla J. Chaney Executive Vice President, Human Resources	2018	426,000	676,816	276,900	-	52,315(5)	1,432,031

Alan R. Nichols Retired Executive Vice President, Mills Division	2018	389,583	1,042,943	291,575	-	88,486(6)	1,812,587
	2017	510,211	1,001,683	178,574	-	70,758	1,761,226
	2016	474,900	856,246	190,711	-	82,324	1,604,181
Lauren S. Tashma Executive Vice President, General Counsel and Secretary	2018	490,000	849,266	318,500	-	72,288(7)	1,730,054
	2017	461,670	759,405	138,501	-	64,273	1,423,849

Joseph P. Yost Executive Vice President and President, Americas	2018	550,000	1,090,364	412,500	-	79,603(8)	2,132,467(9)
	2017	480,816	943,966	168,286	95,325	327,680	2,016,073
	2016	432,600	791,334	171,402	54,035	381,601	1,830,972

(1)
Amounts shown in this column represent the aggregate fair value of Service RSUs and Performance RSUs as of the date of grant, computed in accordance with FASB ASC Topic 718. The value of Performance RSUs assumes performance occurs at target level. The value of 2018 Stock Awards assuming payout of Performance RSUs at the maximum level is as follows: Mr. Doss: $8,195,933; Mr. Scherger: $2,459,594; Ms. Chaney: $1,147,775; Mr. Nichols: $1,768,682; Ms. Tashma: $1,438,077; and Mr. Yost: $1,847,656.

(2)
The amounts set forth in this column for Messrs. Doss and Yost for 2016 and 2017 reflect the aggregate increase in the present value of accumulated benefits under our Pension Plans during the respective year. The present value of Mr. Doss and Mr. Yost’s accumulated benefits under our Pension Plans decreased by $47,049 and $32,977, respectively, during 2018. Mr. Scherger, Ms. Chaney, Mr. Nichols and Ms. Tashma do not participate in GPHC’s Pension Plans. None of the Named Executive Officers realized above market or preferential earnings on deferred compensation.

(3)
The amount shown for Mr. Doss includes: (i) $23,207 of Company matching and supplemental contributions to GPHC’s 401(k) Plan; and (ii) $153,133 of Company matching and supplemental contributions to the NCDCP.

(4)
The amount shown for Mr. Scherger represents: (i) $23,335 of Company matching and supplemental contributions to GPHC’s 401(k) Plan; and (ii) $72,081 of Company matching and supplemental contributions to the NQDCP.

(5)
The amount shown for Ms. Chaney includes: (i) $12,577 of Company matching and supplemental contributions to GPHC’s 401 (k) Plan; and (ii) $39,738 of Company matching and supplemental contributions to GPHC’s NQDCP.

(6)
The amount shown for Mr. Nichols includes: (i) $22,936 of Company matching and supplemental contributions to GPHC’s 401(k) Plan; (ii) $44,396 of Company matching and supplemental contributions to the NQDCP; and $21,154 of accrued vacation pay.

(7)
The amount shown for Ms. Tashma includes: (i) $23,385 of Company matching and supplemental contributions to GPHC’s 401(k) Plans; (ii) $48,903 of Company matching and supplemental contributions to GPHC’s NQDCP.

(8)
The amount shown for Mr. Yost includes (i) $23,433 of Company matching and supplemental contributions to GPHC’s 401(k) Plan; (ii) $56,170 of Company matching and supplemental contributions to GPHC’s NQDCP. The amount shown does not reflect a $117,916 tax equalization settlement payment to GPHC related to Mr. Yost’s international assignment that ended in 2016.

(9)	The amount shown does not reflect a $117,916 tax equalization settlement payment to GPHC related to Mr. Yost’s international assignment that ended in 2016.

Additional Information regarding the Summary Compensation Table

Salary. The amounts shown as salaries in the Summary Compensation Table for 2018 represent amounts actually paid during 2018 and may not be the same as current base salary levels. The salaries shown include amounts contributed to GPHC’s NQDCP by the Executive.

Non-Equity Incentive Plan Compensation. The Company’s MIP is designed to provide short-term incentive awards based upon the accomplishment by GPHC of performance goals established at the beginning of each year. Awards are paid in cash during the first quarter of the following year. The amounts shown in the Summary Compensation Table represent amounts earned in 2018 and paid during the first quarter of 2019.

Stock Awards. In 2018, the Compensation and Management Development Committee and the GPHC Board approved grants of RSUs under the 2014 Plan to our Named Executive Officers. These grants were made up of Service RSUs (1/3 of total grant) and Performance RSUs (2/3 of total grant). The number of shares paid out pursuant to the Performance RSUs is determined by the accomplishment of certain performance metrics established by the Board of Directors. Specifically, the performance metrics are Adjusted EBITDA for the three-year period ending December 31, 2020 (50% weight) and return on invested capital for the three-year period ending December 31, 2020 (50% weight). All of the RSUs vest on the third anniversary of the date of grant and are payable in shares of GPHC’s common stock.

Change in Pension Value and Non-Qualified Deferred Compensation Earnings. Amounts shown in the Change in Pension Value and Non-Qualified Deferred Compensation column of the Summary Compensation Table represent only the aggregate increase (if any) in the present value of accumulated benefits under our Pension Plans and Supplemental Plans. None of the Named Executive Officers realized above-market or preferential earnings on deferred compensation.

CEO Pay Ratio Information

In accordance with Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and Item 402(u) of Regulation S-K promulgated under the Exchange Act, GPHC and the Company are required to determine and disclose the total annual compensation of GPHC’s and the Company’s Principal Executive Officer (who is Michael P. Doss) and the total annual compensation of the employee with the median of the total annual compensation of all employees of GPHC and its subsidiaries (excluding Mr. Doss) and then express these amounts as a ratio.

To determine the employee with the median total annual compensation, GPHC chose all cash compensation paid during 2018 to each of its domestic and international employees as of December 31, 2018 as its consistently applied compensation measure. GPHC did not annualize salaries for those employees who started working for GPHC during 2018 or those employees who were on leave for a portion of 2018. For those international employees paid in a different currency, GPHC converted the total of all cash compensation paid to such employees to U.S. dollars, based on the exchange rate in effect on December 31, 2018. Using this methodology, GPHC determined the median employee’s total annual compensation was $53,678. The total annual compensation of our President and CEO was $7,264,270. The ratio of the total annual compensation of our President and CEO to the median employee’s total annual compensation was 135:1.

The following table sets forth information regarding the grants of annual cash incentive compensation and annual equity compensation during 2018 to the Named Executive Officers.

Grants of Plan-Based Awards in Fiscal 2018

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards; Number of Shares of Stock or Units (#)(5)	Grant Date Fair Value of Stock Awards ($)(6)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)(2)	Target (#)(3)	Maximum (#)(4)
Michael P. Doss		—	1,230,000	2,460,000
	2/22/18				—	222,863	445,726		3,363,003
	2/22/18							96,897	1,469,927
Stephen R. Scherger		—	504,000	1,008,000
	2/22/18				—	66,806	133,612		1,008,103
	2/22/18							29,228	443,389
Carla J. Chaney		—	276,900	553,800
	2/22/18				—	31,210	62,420		470,959
	2/22/18							13,570	205,857
Alan R. Nichols		—	412,500	825,000
	2/22/18				—	48,094	96,188		725,738
	2/22/18							20,910	317,205
Lauren S. Tashma		—	318,500	637,000
	2/22/18				—	39,020	78,040		588,812
	2/22/18							17,169	260,454
Joseph P. Yost		—	412,500	825,000
	2/22/18				—	50,185	100,370		757,292
	2/22/18							21,956	333,073

(1)	The amounts set forth in these columns reflect the threshold, target and maximum cash payments that could have been earned during 2018 under the MIP.

(2)
Amounts in this column represent the threshold number of Performance RSUs that will be paid out assuming Company performance occurs at less than 90% of the Adjusted EBITDA performance measure and less than 90% of the Return on Invested Capital performance measure under the 2018 long-term incentive program (the “2018 LTIP”).

(3)
Amounts in this column represent the number of Performance RSUs granted to each of the Named Executive Officers. This is the number of Performance RSUs that will be paid out assuming Company performance at the target levels under the 2018 LTIP.

(4)	Amounts in this column represent the maximum number of Performance RSUs that will be paid out to each of the Named Executive Officers under the 2018 LTIP, which is 200% of the target level grant.

(5)	Amounts in this column represent the number of Service RSUs granted to each of the Named Executive Officers under the 2018 LTIP.

(6)
Amounts in this column represent the aggregate grant date fair value of Performance RSUs and Service RSUs, computed in accordance with FASB ASC Topic 718. The value of the Performance RSUs assumes performance occurs at target level.

The following table sets forth the aggregate outstanding RSUs held by the Named Executive Officers at the end of fiscal 2018. None of the Named Executive Officers held any stock options at the end of fiscal 2018.

Outstanding Equity Awards at 2018 Fiscal Year End

Name	Stock Awards
	Numbers of Shares or Units of Stock that have not Vested (#)(1)	Market Value of Shares or Units of Stock that have not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Michael P. Doss	300,548(4)	3,197,831	630,468(4)	6,708,180
Stephen R. Scherger	94,549(5)	1,006,001	197,550(5)	2,101,932
Carla J. Chaney	48,031(6)	511,050	100,186(6)	1,065,979
Alan R. Nichols	36,821(7)	391,775	74,885(7)	796,776
Lauren S. Tashma	55,845(8)	594,191	116,431(8)	1,238,826
Joseph P. Yost	66,935(9)	712,188	140,210(9)	1,491,834

(1)	The numbers in this column represent the aggregate number of Service RSUs held by each of the Named Executive Officers as of December 31, 2018.

(2)	Amounts in this column are calculated based on the closing price of GPHC’s common stock on December 31, 2018.

(3)	The numbers in this column represent the number of Performance RSUs held by each of the Named Executive Officers as of December 31, 2018.

(4)	Mr. Doss’ RSUs vest as follows: 302,013 on February 25, 2019; 309,243 on February 23, 2020; and 319,760 on February 22, 2021.

(5)	Mr. Scherger’s RSUs vest as follows: 99,607 on February 25, 2019; 96,458 on February 23, 2020; and 96,034 on February 22, 2021.

(6)	Ms. Chaney’s RSUs vest as follows: 53,631 on February 25, 2019; 49,806 on February 23, 2020; and 44,780 on February 22, 2021.

(7)	Mr. Nichols’ RSUs vest as follows: 60,160 on February 25, 2019; 38,566 on February 23, 2020; and 12,980 on February 22, 2021.

(8)	Ms. Tashma’s RSUs vest as follows: 59,918 on February 25, 2019; 56,169 on February 23, 2020; and 56,189 on February 22, 2021.

(9)	Mr. Yost’s RSUs vest as follows: 65,184 on February 25, 2019; 69,820 on February 23, 2020; and 72,141 on February 22, 2021.

The following table sets forth information regarding RSUs held by the Named Executive Officers that vested and were paid out during 2018.

Option Exercises and Stock Vested

	Stock Awards(1)
Name	No. of Shares Acquired on Vesting	Value Realized on Vesting ($)(2)
Michael P. Doss	86,066	1,338,326
Stephen R. Scherger	49,625	771,669
Carla J. Chaney	29,125	452,894
Alan R. Nichols	37,271	579,564
Lauren S. Tashma	31,550	490,603
Joseph P. Yost	23,845	370,790

(1)
Only Stock Awards are included in the table because none of the Named Executive Officers held or exercised any stock options during 2018. The numbers in this column show the aggregate number of Performance RSUs and Service RSUs vested and paid out during 2018.

(2)	Value realized represents the fair market value of the shares on the vesting date.

Pension Benefits at 2018 Fiscal Year End

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)(1)	Payments During Last Fiscal Year ($)
Michael P. Doss(2)	Riverwood International Employees Retirement Plan	11	315,654	—
	Riverwood International Supplemental Retirement Plan	11	786,705	—
	GPIC Retirement Plan	5	129,432	—
	Graphic Packaging Supplemental Retirement Plan	5	10,948	—
Stephen R. Scherger	—	—	—	—
Carla J. Chaney	—	—	—	—
Alan R. Nichols	—	—	—	—
Lauren S. Tashma	—	—	—	—
Joseph P. Yost(2)	Riverwood International Employees Retirement Plan	11	293,063	—
	Riverwood International Supplemental Retirement Plan	11	285,839	—

(1)
The valuation method and assumptions used in calculating the present value of the accumulated benefits are set forth in Note 7 of the Notes to Consolidated Financial Statements included in GPHC’s Annual Report on Form 10-K for the year ended December 31, 2018.

(2)
Mr. Doss was transferred to the Riverwood International Employees Retirement Plan and Riverwood International Supplemental Retirement Plan as of January 1, 2005. Benefit service was frozen on December 31, 2004 for both the GPIC Retirement Plan and the Graphic Packaging Supplemental Retirement Plan. Mr. Doss and Mr. Yost’s benefit service for the Riverwood International Employees Retirement Plan and the Riverwood International Supplemental Retirement Plan was frozen as of June 30, 2011. Effective January 1, 2017, the Riverwood International Employees Retirement Plan and the GPIC Retirement Plan were merged into the GPI US Consolidated Pension Plan.

Additional Information regarding the Pension Benefits at 2018 Fiscal Year End Table

The Riverwood International Employees Retirement Plan and Riverwood International Supplemental Retirement Plan. All U.S. salaried employees hired prior to January 1, 2008, who satisfied the service eligibility criteria and who were not participants in the Graphic Packaging International Corporation Retirement Plan (the “GPIC Retirement Plan”) are participants in the Riverwood International Employees Retirement Plan (the “Employees Retirement Plan”). Pension benefits under this plan are limited in accordance with the provisions of the Code governing tax-qualified pension plans. The Company also maintains the Riverwood International Supplemental Retirement Plan for participants in the Employees Retirement Plan that provides for payment to participants of retirement benefits equal to the excess of the benefits that would have been earned by each participant had the limitations of the Code not applied to the Employees Retirement Plan and the amount actually earned by such participant under such plan. Service benefits were frozen under the plan for all participants other than those who were 50 years old and had 5 years of service (the “Grandfathered Participants”) as of June 30, 2011. Benefits under the Riverwood International Supplemental Retirement Plan are not pre-funded; such benefits are paid by GPHC.

Annual remuneration, defined as “Salary” in the Employees Retirement Plan, includes annual salary paid, amounts paid as bonuses under the annual incentive compensation plan and certain other bonus awards, but excludes payments in lieu of perquisites and payments under any equity incentive plan or long-term incentive plan.

As of December 31, 2017, Mr. Doss and Mr. Yost had the completed years of credited service set forth above in the Pension Benefit Table. Estimated benefits are not subject to a reduction to reflect the payment of Social Security benefits or other offset amounts. The years of service calculated for Mr. Doss include years of service credited under the GPIC Retirement Plan described below. Mr. Doss participated in the GPIC Retirement Plan until January 1, 2005 when he was transferred into the Employees Retirement Plan.

GPIC Retirement Plan. The Company’s U.S. salaried employees who (i) were previously employed by Graphic Packaging International Corporation (“GPIC”), (ii) satisfied the service eligibility criteria and (iii) did not participate in the Employees Retirement Plan participate in the GPIC Retirement Plan. Pension benefits under the GPIC Retirement Plan are limited in accordance with the provisions of the Code governing tax qualified pension plans. GPIC also maintained the Graphic Packaging Supplemental Retirement Plan that provided the benefits that were not payable from the qualified retirement plan because of limitations under the Code. None of the Named Executive Officers participated in the GPIC Retirement Plan during 2017.

The following table sets forth information regarding the Named Executive Officers’ participation in GPHC’s NQDCP.

2018 Nonqualified Deferred Compensation

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)(3)
Michael P. Doss	107,493	153,133	68,728	—	1,443,889
Stephen R. Scherger	45,802	72,081	52,293	—	2,340,543
Carla J. Chaney	26,212	39,738	12,109	—	301,203
Alan R. Nichols	67,146	44,396	12,567	—	625,420
Lauren S. Tashma	35,685	48,903	3,621	—	329,965
Joseph P. Yost	24,914	56,170	33,233	—	586,622

(1)	These amounts were included as 2018 compensation in the “Salary” or “Non-Equity Incentive Plan Compensation” columns in the Summary Compensation Table.

(2)
These amounts, which were earned as of fiscal year end but not contributed until 2019, were included in compensation in the “All Other Compensation” column for 2018 in the Summary Compensation Table and are reflected in the “Aggregate Balance at Last FYE” column of this table.

(3)	In previous years the amounts shown below have been included in GPHC’s Summary Compensation Table as compensation to the following Named Executive Officers:

Michael P. Doss	$916,204
Stephen R. Scherger	$1,533,276
Carla J. Chaney	—
Alan R. Nichols	$434,722
Lauren S. Tashma	$66,621
Joseph P. Yost	$160,789

Deferred Compensation. In 2011, GPHC implemented the NQDCP, a nonqualified deferred compensation plan to which Executives and other eligible senior employees may defer a portion of their annual base salary and/or payment under the MIP, and to which GPHC may also make additional contributions. Contributions to the NQDCP were first made during 2012. The NQDCP permits participants to defer and contribute from 1% to 50% of their base salary and up to 100% of their payment under the MIP to the plan. The NQDCP offers deemed investment options that generally mirror those available under GPHC’s 401(k) Plan. The Company may, in its discretion, make contributions to the NQDCP, such as 401(k) restoration matching contributions and other supplemental contributions for Executives and eligible senior employees who do not participate in or receive future service accruals to one of GPHC’s Pension Plans or Supplemental Plans. NQDCP distributions will be made or commence on the earlier of the six-month anniversary of a participant’s separation from service with GPHC, a change in control of GPHC or, if elected by the participant, on a specified date. Payment will be made in a lump sum or in annual installments (up to 10) as elected by the participant.

The following table provides information as of December 31, 2018, with respect to GPHC’s compensation plan under which GPHC equity securities are authorized for issuance:

2018 Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance (Excluding Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#)
Equity compensation plan approved by stockholders(1)	4,460,034(2)	N/A	10,775,507(3)
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	4,460,034(2)	N/A	10,775,507(3)

(1)	The plan with outstanding awards thereunder is the 2014 Plan.

(2)	Includes no stock options and 4,460,034 RSUs. Does not include up to 2,745,432 additional shares that may be issued if the Performance RSUs are paid out at a level above target.

(3)
All of these securities are available for issuance under the 2014 Plan and may be granted as full-value awards. This number does not include up to 8,281,355 shares previously subject to awards under the 2004 Plan that ceased to be subject to such awards (other than by reason of settlement of the award in vested and non-forfeitable shares) and may subsequently be added to the shares available under the 2014 Plan. The number also does not reflect up to 2,745,432 additional shares that may be issued if Performance RSUs are paid out at a level above target.

Potential Payments Upon Termination

The table below reflects the amount of compensation that would become payable to each of the Named Executive Officers under existing plans and arrangements if the Named Executive Officer’s employment was terminated (i) because of death; (ii) because of disability; (iii) by GPHC without cause or by the Named Executive Officer for Good Reason (as described in such Named Executive Officer’s employment agreement or, with respect to Ms. Tashma, the Executive Severance Plan); or (iv) by GPHC without cause or by the Named Executive Officer for Good Reason within one year following a change in control of GPHC, in each such case as of December 31, 2018, given the Named Executive Officer’s compensation and service levels as of such date and, if applicable, based on GPHC’s closing stock price on that date. These benefits are in addition to benefits available prior to the occurrence of any termination of employment and benefits available to all salaried employees, such as distributions of employee contributions and Company matching contributions under GPHC’s 401(k) Plans and any accrued untaken vacation pay. These benefits are also in addition to the benefits described above in the Pension Benefits table.

In the event that a Named Executive Officer is terminated for cause, no cash severance is payable and the Named Executive Officer forfeits all unvested equity awards. In addition, no continued welfare benefits or outplacement services are provided to the Named Executive Officer.

On September 15, 2018, Mr. Nichols retired from GPHC. In consideration for Mr. Nichols agreeing to delay his retirement until September 15, 2018, GPHC agreed to pay him an amount of severance equal to his base salary over a period of twelve months and a prorated award under the MIP, assuming payout at target. Mr. Nichols will also vest in the number of his Performance-Based RSUs and Service-Based RSUs equal to the product of the number of RSUs originally granted, multiplied by a fraction, the numerator of which is the number of days between the grant date and the date of retirement and the denominator of which is 1,095. Mr. Nichols vested in a total of 111,706 RSUs, all of which will be paid out in accordance with their terms three years from the date of grant. On the date of his retirement, such RSUs had a value based on the closing price of GPHC’s common stock of $1,613,035. The Company will also pay to continue Mr. Nichols’ life, medical, dental and prescription drug benefits for period of one year from the date of retirement (at a cost of approximately $19,008), and may reimburse expenses incurred for outplacement services up to a maximum of $25,000.

The actual amounts that would be paid upon a Named Executive Officer’s termination of employment can be determined only at the time of an executive’s actual separation from GPHC. Due to the number of factors that affect the nature and amount of any benefits provided upon the events shown below, actual amounts paid or distributed may be higher or lower than reported below. Factors that could affect these amounts include the timing during the year of any such event, the maximum payouts under any incentive plans and the executive’s age.

	Termination following Death(1)			Termination following Disability			Termination Without Cause or for Good Reason(2)			Termination following a Change in Control(2)
Name	Cash ($)	Equity ($)	Total ($)	Cash ($)	Equity ($)	Total ($)	Cash ($)	Equity ($)	Total ($)	Cash ($)	Equity ($)	Total ($)
Michael P. Doss	2,767,557	6,052,721	8,820,278	2,682,140	4,208,468	6,890,608	4,937,140	6,052,721	10,989,861	7,192,140	9,906,010	17,098,150
Stephen R. Scherger	2,905,292	1,931,325	4,836,617	2,852,792	1,339,794	4,129,586	3,482,792	1,339,794	4,822,586	4,553,792	3,107,933	7,661,725
Carla J. Chaney	621,853	1,004,887	1,626,740	586,353	692,826	1,279,179	1,012,353	692,826	1,705,179	1,640,703	1,577,029	3,217,732
Lauren S. Tashma	697,548	1,144,805	1,842,353	656,715	794,578	1,451,293	1,139,173	794,578	1,933,751	1,867,815	1,833,017	3,700,832
Joseph P. Yost	1,053,206	1,336,050	2,389,257	1,007,373	928,708	1,936,081	1,557,373	928,708	2,486,081	2,451,123	2,204,023	4,655,146

(1)
In the event that the Named Executive Officer’s employment is terminated because of his retirement, such Named Executive Officer receives no cash severance and the same equity payout as if his employment had been terminated as a result of his death.

(2)
In addition to the amounts shown, each Named Executive Officer receives life, medical, dental and prescription drug benefits for one year following the date of termination, as well as outplacement and career counseling services with a cost up to $25,000. The maximum annual amount of such continued life, medical, dental and prescription drug benefits for each of the Named Executive Officers other than Mr. Nichols is:

Michael P. Doss	$27,743
Stephen R. Scherger	$17,959
Carla J. Chaney	$21,473
Lauren S. Tashma	$17,987
Joseph P. Yost	$25,392

Compensation Committee Interlocks and Insider Participation

Messrs. G. Andrea Botta, David D. Campbell, Robert A. Hagemann, Peter Kelly, Philip R. Martens and Larry M. Venturelli served as members of the Compensation and Management Development Committee during 2018. None of these members is or has ever been an officer or employee of GPHC or the Company. No member had any relationship requiring disclosure as a compensation committee interlock during 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of the ownership interests in the Company are held by its sole member, GPIP. No member of management owns or has any right to acquire ownership interests in the Company. The Company has no compensation plans under which its securities are authorized for issuance and its equity securities are not traded on any exchange or market.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company does not have a separate policy regarding related party transactions, as all employees of the Company are subject to the Policy Regarding Related Party Transactions adopted by the Audit Committee of the Board of Directors of Graphic Packaging Corporation (the publicly-traded predecessor to GPHC).

The Policy Regarding Related Party Transactions defines a “Related Party Transaction” as any transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) in which (a) the aggregate amount involved will or may be expected to exceed $120,000 in any fiscal year, (b) GPHC (or any of its subsidiaries, including the Company) is a participant, and (c) any Related Party (as defined below) has or will have a direct or indirect interest, other than an interest that arises solely as a result of being a director or beneficial owner of less than 10% of another entity. The policy defines a “Related Party” as any (a) person who is or was since the beginning of the last fiscal year an executive officer, director or nominee for election as a director of the GPHC (or any of its subsidiaries), (b) any beneficial owner of more than 5% of GPHC’s common stock, (c) an immediate family member of any of the foregoing, or (d) any firm, corporation or other entity in which any of the foregoing is employed, is a principal or serves in a similar position, or has a beneficial ownership of more than 5%.

The Policy Regarding Related Party Transactions provides that the Audit Committee shall review all of the material facts and circumstances of all Related Party Transactions and either approve, ratify or disapprove of the entry into the Related Party Transaction. In determining whether to approve a Related Party Transaction, the Audit Committee will take into account, among other factors it deems appropriate, whether the Related Party Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances, the benefits to the Company, the extent of the Related Party’s interest in the transaction, and if the Related Party is a director or a nominee for director, the impact on such director’s independence. The policy provides that certain Related Party Transactions, including certain charitable contributions, transactions involving competitive bids and transactions in which all stockholders receive proportional benefits, are pre-approved and do not require an individual review by the Audit Committee. You may find a copy of the Policy Regarding Related Party Transactions on GPHC’s website at www.graphicpkg.com in the Investors section under Corporate Governance.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit of the Company’s financial statements and internal control over financial reporting is part of the consolidated audit of GPHC and its subsidiaries (including the Company). The fees for the consolidated audit and other services for GPHC and its subsidiaries are set forth below.

Audit Fees

Aggregate fees billed to the Company and GPHC for the fiscal years ended December 31, 2018 and December 31, 2017 by our independent auditors, Ernst & Young LLP, are as follows:

	Year Ended December 31,
	2018	2017
	(in millions)
Audit Fees	$5.0	$3.7
Audit-Related Fees	0.1	0.3
Tax Fees	—	0.1
All Other Fees	—	—
Total	$5.1	$4.1

Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audit of our consolidated financial statements and internal control over financial reporting for the fiscal years ended December 31, 2018 and December 31, 2017, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during 2018 and 2017, and for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

Audit-Related Fees. This category includes the aggregate fees billed in each of the last two fiscal years for assurance and related services by the independent auditors that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under “Audit Fees,” and generally consist of fees for accounting consultation and audits of employee benefit plans.

Tax Fees. This category includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice.

All Other Fees. This category includes the aggregate fees billed in each of the last two fiscal years for products and services provided by the independent auditors that are not reported above under “Audit Fees,” “Audit-Related Fees,” or “Tax Fees.”

The GPHC Audit Committee reviews and pre-approves audit and non-audit services performed by the Company’s independent auditors as well as the fees charged for such services. The Audit Committee has considered whether the provision of non-audit services by Ernst & Young LLP is compatible with maintaining the firm’s independence. The Audit Committee may delegate pre-approval authority for such services to one or more members, whose decisions are then presented to the full Audit Committee at its scheduled meetings. In 2018 and 2017, all of the audit and non-audit services provided by our independent auditors were pre-approved by the Audit Committee in accordance with the Audit Committee Charter.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
31.1	Certification required by Rule 13a-14(a).
31.2	Certification required by Rule 13a-14(a).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHIC PACKAGING INTERNATIONAL, LLC
(Registrant)

By: GRAPHIC PACKAGING INTERNATIONAL PARTNERS, LLC
(Sole Member)

/s/ Stephen R. Scherger	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 26, 2019
Stephen R. Scherger

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael P. Doss	President and Chief Executive Officer (Principal Executive Officer)	April 26, 2019
Michael P. Doss

/s/ Stephen R. Scherger	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 26, 2019
Stephen R. Scherger

/s/ Deborah R. Frank	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	April 26, 2019
Deborah R. Frank