Form 10-Q
period 2020-03-31
GRAPHIC PACKAGING INTERNATIONAL, LLC
filed 2020-04-21
CIK 1005011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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

Information Concerning Forward-Looking Statements

Certain statements regarding the expectations of Graphic Packaging International, LLC (“GPIL” and, together with its subsidiaries, the “Company”), including, but not limited to, the timing of the closure of the White Pigeon, MI mill and the shutdown of the PM1 containerboard machine in West Monroe, LA, the exit activity charges expected in connection with the closure of two CRB mills, capital investment, depreciation and amortization, and pension plan contributions in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, the effects of the COVID-19 pandemic on the Company's operations and business, inflation of and volatility in raw material and energy costs, changes in consumer buying habits and product preferences, competition with other paperboard manufacturers and converters, product substitution, the Company’s ability to implement its business strategies, including strategic acquisitions, the Company's ability to successfully integrate acquisitions, productivity initiatives and cost reduction plans, the Company’s debt level, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that impact the Company's ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements, except as may be required by law. Additional information regarding these and other risks is contained in Part I, "Item 1A., Risk Factors" of the Company's 2019 Annual Report on Form 10-K, and in other filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAPHIC PACKAGING INTERNATIONAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
In millions, except per share amounts	2020	2019
Net Sales	$1,599.1	$1,505.9
Cost of Sales	1,278.3	1,239.8
Selling, General and Administrative	135.5	124.5
Other Expense, Net	6.5	1.2
Business Combinations and Shutdown and Other Special Charges, Net	18.7	6.2
Income from Operations	160.1	134.2
Nonoperating Pension and Postretirement Benefit Expense	(151.6)	(0.1)
Interest Expense, Net	(33.7)	(35.0)
(Loss) Income before Income Taxes and Equity Income of Unconsolidated Entity	(25.2)	99.1
Income Tax Benefit (Expense)	1.6	(4.0)
(Loss) Income before Equity Income of Unconsolidated Entity	(23.6)	95.1
Equity Income of Unconsolidated Entity	0.1	0.2
Net (Loss) Income	$(23.5)	$95.3

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
In millions	2020	2019
Net (Loss) Income	$(23.5)	$95.3
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	(1.7)	(0.6)
Pension and Postretirement Benefit Plans	194.0	1.9
Currency Translation Adjustment	(57.0)	4.8
Total Other Comprehensive Income, Net of Tax	135.3	6.1
Total Comprehensive Income	$111.8	$101.4

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except share and per share amounts	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and Cash Equivalents	$110.2	$148.7
Receivables, Net	619.5	500.2
Inventories, Net	1,143.0	1,095.9
Other Current Assets	59.2	50.1
Total Current Assets	1,931.9	1,794.9
Property, Plant and Equipment, Net	3,288.1	3,253.8
Goodwill	1,463.2	1,477.0
Intangible Assets, Net	460.5	477.3
Other Assets	295.2	273.7
Total Assets	$7,438.9	$7,276.7

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$49.1	$50.4
Accounts Payable	625.7	716.1
Compensation and Employee Benefits	111.3	168.4
Other Accrued Liabilities	233.6	241.6
Total Current Liabilities	1,019.7	1,176.5
Long-Term Debt	3,434.5	2,809.9
Deferred Income Tax Liabilities	17.6	27.7
Accrued Pension and Postretirement Benefits	117.9	140.4
Other Noncurrent Liabilities	278.1	265.6

MEMBER'S INTEREST
Member's Interest	2,816.0	3,236.8
Accumulated Other Comprehensive Loss	(244.9)	(380.2)
Total Member's Interest	2,571.1	2,856.6
Total Liabilities and Member's Interest	$7,438.9	$7,276.7

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF MEMBER'S INTEREST
(Unaudited)

	Member's Interest	Accumulated Other Comprehensive (Loss) Income	Total Member's Interest
In millions, except share amounts
Balances at December 31, 2019	$3,236.8	$(380.2)	$2,856.6
Net Loss	(23.5)	—	(23.5)
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	—	(1.7)	(1.7)
Pension and Postretirement Benefit Plans	—	194.0	194.0
Currency Translation Adjustment	—	(57.0)	(57.0)
Distribution of Membership Interest, Net	(397.3)	—	(397.3)
Balances at March 31, 2020	$2,816.0	$(244.9)	$2,571.1

	Member's Interest	Accumulated Other Comprehensive (Loss) Income	Total Member's Interest
In millions, except share amounts
Balances at December 31, 2018	$3,142.6	$(397.3)	$2,745.3
Net Income	95.3	—	95.3
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	—	(0.6)	(0.6)
Pension and Postretirement Benefit Plans	—	1.9	1.9
Currency Translation Adjustment	—	4.8	4.8
Distribution of Membership Interest, Net	(88.7)	—	(88.7)
Balances at March 31, 2019	$3,149.2	$(391.2)	$2,758.0

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
In millions	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(23.5)	$95.3
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Depreciation and Amortization	113.6	117.1
Deferred Income Taxes	(7.6)	(0.1)
Amount of Postretirement Expense Greater Than Funding	154.3	2.4
Other, Net	29.2	3.3
Changes in Operating Assets and Liabilities	(341.1)	(390.1)
Net Cash Used in Operating Activities	(75.1)	(172.1)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(146.6)	(73.0)
Packaging Machinery Spending	(6.5)	(7.0)
Acquisition of Businesses, Net of Cash Acquired	(42.1)	(2.0)
Beneficial Interest on Sold Receivables	23.7	279.5
Beneficial Interest Obtained in Exchange for Proceeds	(3.3)	(153.3)
Other, Net	(1.0)	(1.0)
Net Cash (Used in) Provided by Investing Activities	(175.8)	43.2

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Debt	(9.1)	(9.1)
Proceeds from Issuance of Debt	450.0	—
Borrowings under Revolving Credit Facilities	1,178.5	775.2
Payments on Revolving Credit Facilities	(986.9)	(548.9)
Debt Issuance Costs	(6.4)	—
Membership Distribution	(404.9)	(94.1)
Other, Net	(2.7)	(2.6)
Net Cash Provided by Financing Activities	218.5	120.5
Effect of Exchange Rate Changes on Cash	(6.1)	0.2
Net Decrease in Cash and Cash Equivalents	(38.5)	(8.2)
Cash and Cash Equivalents at Beginning of Period	148.7	70.5
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$110.2	$62.3

Non-cash Investing and Financing Activities:
Beneficial Interest Obtained (Sold) in Exchange for Trade Receivables	$29.8	$(142.9)
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	$14.0	$16.0
Right-of-Use Assets Obtained in Exchange for New Finance Lease Liabilities	$—	$5.6
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

Graphic Packaging International, LLC ("GPIL" and, together with its subsidiaries, the “Company”) is committed to providing consumer packaging that makes a world of difference. The Company is a leading provider of paper-based packaging solutions for a wide variety of products to food, beverage, foodservice, and other consumer products companies. The Company operates on a global basis, is one of the largest producers of folding cartons in the United States (“U.S.”) and holds leading market positions in coated-recycled paperboard (“CRB”), coated unbleached kraft paperboard (“CUK”) and solid bleached sulfate paperboard (“SBS”).

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

During 2019 and 2018, the Company distributed $247.9 million to GPIP to allow GPIP to repurchase 20.8 million partnership units from GPI Holding, which increased IP's ownership interest in GPIP from 20.5% at January 1, 2018 to 21.6% at December 31, 2019.

On January 28, 2020, GPHC announced that IP notified GPHC of its intent to begin the process of reducing its ownership interest in GPIP. Per the agreement between the parties, on January 29, 2020, GPIP purchased 15.1 million partnership units from IP for $250 million in cash. As a result, IP’s ownership interest in GPIP decreased from 21.6% to 18.3% as of January 29, 2020.

Unless otherwise negotiated by the parties, IP’s next opportunity to exchange their partnership units is 180 days from the purchase date and is limited to the lesser of $250 million or 25% of the units owned immediately following the transaction, subject to the cap on the number of units that may be exchanged for shares of GPHC's common stock. IP will have further opportunities to exchange their partnership units 180 days after each exchange date. GPHC may choose to satisfy these exchanges using shares of its common stock, cash, or a combination thereof.

The Company’s Condensed Consolidated Financial Statements include all subsidiaries in which the Company has the ability to exercise direct or indirect control over operating and financial policies. Intercompany transactions and balances are eliminated in consolidation.

In the Company’s opinion, the accompanying Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The Company’s year end Condensed Consolidated Balance Sheet data was derived from audited financial statements. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all the information required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with GPIL’s Form 10-K for the year ended December 31, 2019. In addition, the preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and changes in these estimates are recorded when known.

Revenue Recognition

The Company has two primary activities, the manufacturing and converting of paperboard, from which it generates revenue from contracts with customers. Revenue is disaggregated primarily by geography and type of activity as further explained in "Note 11-Segments." All reportable segments and the Australia and Pacific Rim operating segments recognize revenue under the same method, allocate transaction price using similar methods, and have similar economic factors impacting the uncertainty of revenue and related cash flows.

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue is recognized on the Company's annual and multi-year supply contracts when the Company satisfies the performance obligation by transferring control over the product or service to a customer, which is generally based on shipping terms and passage of title under the point-in-time method of recognition. For the three months ended March 31, 2020 and 2019, the Company recognized $1,594.6 million and $1,501.6 million, respectively, of revenue from contracts with customers.

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

The Company's contract assets consist primarily of contract renewal incentive payments to customers which are amortized over the period in which performance obligations related to the contract renewal are satisfied. As of March 31, 2020 and December 31, 2019, contract assets were $21.0 million and $24.3 million, respectively. The Company's contract liabilities consist principally of rebates, and as of March 31, 2020 and December 31, 2019 were $43.7 million and $49.6 million, respectively.

The Company did not have a material amount relating to backlog orders at March 31, 2020 or December 31, 2019.

Accounts Receivable and Allowances

The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). The loss on sale is not material and is included in Other Expense, Net on the Condensed Consolidated Statement of Operations. The following table summarizes the activity under these programs for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended
	March 31,
In millions	2020	2019
Receivables Sold and Derecognized	$610.2	$811.2
Proceeds Collected on Behalf of Financial Institutions	608.8	504.1
Net Proceeds Paid to Financial Institutions	(4.7)	(28.8)
Deferred Purchase Price at March 31(a)	6.7	4.3
Pledged Receivables at March 31	263.5	144.2
(a) Included in Other Current Assets and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

The Company participates in supply chain financing arrangements offered by certain customers and has entered into various factoring arrangements that also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the three months ended March 31, 2020 and 2019, the Company sold receivables of approximately $72 million and $37 million, respectively, related to these factoring arrangements.

Receivables sold under all programs subject to continuing involvement, which consists principally of collection services, at March 31, 2020 and December 31, 2019, were approximately $563 million and $562 million, respectively.

Business Combinations and Shutdown and Other Special Charges, Net

The following table summarizes the transactions recorded in Business Combinations and Shutdown and Other Special Charges, Net in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31,
In millions	2020	2019
Charges Associated with Business Combinations	$1.5	$2.1
Shutdown and Other Special Charges	4.2	4.1
Exit Activities(a)	13.0	—
Total	$18.7	$6.2
(a) Relates to the Company's CRB mills and the PM1 containerboard machine exit activities (see "Note 14 — Exit Activities").

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2020

On January 31, 2020, the Company acquired a folding carton facility from Quad/Graphics, Inc. ("Quad"), a commercial printing company. The converting facility is located in Omaha, Nebraska and is included in the Americas Paperboard Packaging reportable segment.

In March 2020, the Company made the decision to close the White Pigeon, Michigan CRB mill and shut down the PM1 containerboard machine in West Monroe, Louisiana. Both will be effective June 30, 2020. Charges associated with these projects are included in Exit Activities in the table above. For more information, see "Note 14 — Exit Activities."

2019

On September 24, 2019, the Company announced its plan to invest approximately $600 million in a new CRB paper machine in Kalamazoo, Michigan. In conjunction with the completion of this project, the Company currently expects to close two of its smaller CRB Mills in 2022 in order to remain capacity neutral. Charges associated with this project are included in Exit Activities in the table above. For more information, see "Note 14 — Exit Activities."

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

Charges associated with all acquisitions are included in Charges Associated with Business Combinations in the table above. For more information regarding these acquisitions see "Note 3 — Business Combinations."

During 2019, the Company began a three-year program to dismantle and dispose of idle and abandoned assets primarily at the paperboard mills. Expected charges for this program are approximately $40 million. Charges associated with this program are included in Shutdown and Other Special Charges in the table above.

Adoption of New Accounting Standards

Effective January 1, 2020, the Company adopted Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which amends the FASB's guidance on the impairment of financial instruments. The ASU adds to U.S. GAAP an impairment model (known as the "current expected credit loss model") that is based on expected losses rather than incurred losses. The adoption of this standard did not have a material impact on the Company's financial position, results of operations and cash flows.

Effective January 1, 2020, the Company adopted ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This amendment modifies the disclosure requirements on fair value measurements. The adoption of this standard did not have a material impact on the Company's financial disclosures.

Effective January 1, 2020, the Company adopted ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU broadens the scope of Accounting Standards Codification ("ASC") 350-40 with an updated definition of a hosting arrangement and clarifies certain aspects of accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The adoption of this standard did not have a material impact on the Company's financial position, results of operations and cash flows.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This amendment modifies ASC 740 to simplify the accounting for income taxes. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating the impact of this new guidance.

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 — INVENTORIES, NET

Inventories, Net by major class:

In millions	March 31, 2020	December 31, 2019
Finished Goods	$464.7	$434.8
Work in Progress	132.7	123.4
Raw Materials	378.0	370.0
Supplies	167.6	167.7
Total	$1,143.0	$1,095.9

NOTE 3 — BUSINESS COMBINATIONS

On January 31, 2020, the Company acquired a folding carton facility from Quad/Graphics, Inc., a commercial printing company. The converting facility is located in Omaha, Nebraska, close to many of the Company's existing food, beverage and industrial customers. The Company paid approximately $42 million using existing cash and borrowings under its revolving credit facility.

The purchase price has been preliminarily allocated to assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date and is subject to adjustments in subsequent periods once the third-party valuations are finalized. The Company recorded $4.0 million related to identifiable intangible assets (customer relationships) and $38.1 million related to net tangible assets (primarily working capital, land/buildings and equipment).

As disclosed in "Note 1 — General Information," the Company completed the Artistic acquisition in 2019. The Company paid approximately $53 million for the Artistic acquisition using existing cash and borrowings under its revolving credit facility. During the three months ended March 31, 2020, the acquisition accounting for Artistic was finalized.

NOTE 4 — DEBT

On March 6, 2020, GPIL completed a private offering of $450.0 million aggregate principal amount of its senior unsecured notes due 2028. The Senior Notes will bear interest at an annual rate of 3.50%. The net proceeds were used by the Company to repay a portion of the outstanding borrowings under GPIL's revolving credit facility, which is under its senior secured credit facility.

Long-Term Debt is comprised of the following:

In millions	March 31, 2020	December 31, 2019
Senior Notes with interest payable semi-annually at 3.50%, effective rate of 3.55%, payable in 2028	$450.0	$—
Senior Notes with interest payable semi-annually at 4.75%, effective rate of 4.82%, payable in 2027	300.0	300.0
Senior Notes with interest payable semi-annually at 4.125%, effective rate of 4.17%, payable in 2024	300.0	300.0
Senior Notes with interest payable semi-annually at 4.875%, effective rate of 4.91%, payable in 2022	250.0	250.0
Senior Notes with interest payable semi-annually at 4.75%, effective rate of 4.76%, payable in 2021	425.0	425.0
Senior Secured Term Loan Facilities with interest payable at various dates at floating rates (2.45% at March 31, 2020) payable through 2023	1,387.0	1,396.1
Senior Secured Revolving Facilities with interest payable at floating rates (1.93% at March 31, 2020) payable in 2023	243.0	52.8
Finance Leases	133.3	134.2
Other	5.7	5.4
Total Long-Term Debt	3,494.0	2,863.5
Less: Current Portion	41.2	41.1
	3,452.8	2,822.4
Less: Unamortized Deferred Debt Issuance Costs	18.3	12.5
Total	$3,434.5	$2,809.9

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At March 31, 2020, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available
Senior Secured Domestic Revolving Credit Facility(a)	$1,450.0	$170.0	$1,262.1
Senior Secured International Revolving Credit Facility	174.6	73.0	101.6
Other International Facilities	55.7	13.6	42.1
Total	$1,680.3	$256.6	$1,405.8
(a) In accordance with its debt agreements, the Company’s availability under its revolving credit facilities has been reduced by the amount of standby letters of credit issued of $17.9 million as of March 31, 2020. These letters of credit are primarily used as security against the Company's self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2020 and 2021 unless extended.

The Credit Agreement, the 4.75% Senior Notes due 2027 and the 3.50% Senior Notes due 2028 are guaranteed by GPIP and certain domestic subsidiaries, and the 4.75% Senior Notes due 2021, 4.875% Senior Notes due 2022 and 4.125% Senior Notes due 2024 are guaranteed by GPHC and certain domestic subsidiaries. For additional information on the financial statements of GPIP, see "Note 13 - Guarantor Condensed Consolidating Financial Statements."

The Credit Agreement and the indentures governing the 4.75% Senior Notes due 2021, 4.875% Senior Notes due 2022, 4.125% Senior Notes due 2024, 4.75% Senior Notes due 2027 and 3.50% Senior Notes due 2028 (the "Indentures") limit the Company's ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indentures may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, pay membership distributions and make other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indentures, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

As of March 31, 2020, the Company was in compliance with the covenants in the Credit Agreement and the Indentures.

NOTE 5 — EQUITY COMPENSATION

The Company compensates certain of its employees with grants of restricted stock units (“RSUs”) under the Graphic Packaging Holding Company 2014 Omnibus Stock and Incentive Compensation Plan (the “2014 Plan”). Compensation costs related to the grants are recognized in the Consolidated Statements of Operations with a corresponding adjustment to Member's Interest. Under the 2014 Plan, GPHC may also grant to the Company's employees stock options, stock appreciation rights, restricted stock, and other types of stock-based and cash awards. Awards under the 2014 Plan generally vest and expire in accordance with terms established at the time of grant. Shares issued pursuant to awards under the 2014 Plan are from GPHC's authorized but unissued shares. Compensation costs are recognized on a straight-line basis over the requisite service period of the award and are adjusted for actual performance for performance-based awards.

Stock Awards, Restricted Stock and Restricted Stock Units

Under the 2014 Plan, all RSUs generally vest and become payable in three years from date of grant. RSUs granted to employees generally contain some combination of service and performance objectives based on various financial targets and relative total shareholder return that must be met for the RSUs to vest.

Data concerning RSUs granted in the first three months of 2020 is as follows:

	RSUs	Weighted Average Grant Date Fair Value Per Share
RSUs — Employees	1,610,179	$15.45

During the three months ended March 31, 2020 and 2019, $12.4 million and $4.9 million, respectively, were charged to compensation expense for stock incentive plans.

During the three months ended March 31, 2020 and 2019, 0.8 million and 0.5 million GPHC shares were issued, respectively. The shares issued were primarily related to RSUs granted during 2017 and 2016, respectively.

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

In the first quarter of 2020, the Company purchased a group annuity contract using the assets held within the pension trust that transferred the remaining pension obligation under the US Plan of approximately $713 million to an insurance company and incurred an additional non-cash settlement charge of $152.5 million related to this transfer. These non-cash settlement charges relate to Net Actuarial Loss previously recognized in Accumulated Other Comprehensive Loss.

Pension and Postretirement Expense

The pension and postretirement expenses related to the Company’s plans consisted of the following:

	Pension Benefits		Postretirement Health Care Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
In millions	2020	2019	2020	2019
Components of Net Periodic Cost:
Service Cost	$3.9	$3.3	$0.1	$0.1
Interest Cost	4.6	11.5	0.2	0.4
Administrative Expenses	0.1	0.1	—	—
Expected Return on Plan Assets	(6.9)	(13.8)	—	—
Net Settlement/Curtailment Loss	152.5	—	—	—
Amortization:
Prior Service Credit	—	—	(0.1)	(0.1)
Actuarial Loss (Gain)	1.6	2.5	(0.4)	(0.5)
Net Periodic Cost (Benefit)	$155.8	$3.6	$(0.2)	$(0.1)

Employer Contributions

The Company made contributions of $0.6 million to its pension plans during the first three months of 2020 and 2019. The Company expects to make contributions in the range of $10 million to $20 million for the full year 2020. During 2019, the Company made $11.3 million of contributions to its pension plans.

The Company made postretirement health care benefit payments of $0.7 million and $0.5 million during the first three months of 2020 and 2019, respectively. The Company estimates its postretirement health care benefit payments for the full year 2020 to be approximately $3 million. During 2019, the Company made postretirement health care benefit payments of $1.2 million.

NOTE 7 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT

The Company enters into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under the Derivatives and Hedging topic of the FASB Codification and those not designated as hedging instruments under this guidance. The Company uses interest rate swaps, natural gas swap contracts, and forward exchange contracts. These derivative instruments are designated as cash flow hedges and, to the extent they are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in Accumulated Other Comprehensive Loss. These changes in fair value will subsequently be reclassified to earnings, contemporaneously with and offsetting changes in the related hedged exposure and presented in the same line of the income statement expected for the hedged item.

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For more information regarding the Company’s financial instruments and fair value measurement, see “Note 10 — Financial Instruments, Derivatives and Hedging Activities” and “Note 11 — Fair Value Measurement” of the Notes to the Consolidated Financial Statements of the Company's 2019 Form 10-K.

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. Changes in fair value will subsequently be reclassified into earnings as a component of Interest Expense, Net as interest is incurred on amounts outstanding under the term loan facility. The following table summarizes the Company's current interest rate swap positions for each period presented as of March 31, 2020:

Start	End	(In Millions) Notional Amount	Weighted Average Interest Rate
04/03/2018	10/01/2020	$150.0	2.36%
12/03/2018	01/01/2022	$120.0	2.92%
12/03/2018	01/04/2022	$80.0	2.79%

During the first three months of 2020 and 2019, there were no amounts of ineffectiveness related to changes in the fair value of interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to purchases of natural gas, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss and resulting gain or loss reclassified into Cost of Sales concurrently with the recognition of the commodity consumed. The Company has hedged approximately 50% and 36% of its expected natural gas usage for the remainder of 2020 and all of 2021, respectively.

During the first three months of 2020 and 2019, there were no amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

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

At March 31, 2020, multiple forward exchange contracts existed that expire on various dates through the remainder of 2020. Those purchased forward exchange contracts outstanding at March 31, 2020 and December 31, 2019, when aggregated and measured in U.S. dollars at contractual rates at March 31, 2020 and December 31, 2019, had notional amounts totaling $62.3 million and $87.6 million, respectively.

No amounts were reclassified to earnings during the first three months of 2020 or during 2019 in connection with forecasted transactions that were considered probable of not occurring and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of its accounts receivables resulting from sales transactions and intercompany loans denominated in foreign currencies in order to manage risks associated with variability in cash flows that may be adversely affected by changes in exchange rates. At March 31, 2020 and December 31, 2019, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at March 31, 2020 and December 31, 2019, when aggregated and measured in U.S. dollars at contractual rates at March 31, 2020 and December 31, 2019, had net notional amounts totaling $76.1 million and $77.4 million, respectively. Unrealized gains and losses resulting from these contracts are recognized in Other Expense, Net and approximately offset corresponding recognized but unrealized gains and losses on the remeasurement of these accounts receivable.

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

As of March 31, 2020, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks. The following table summarizes the fair value of the Company’s derivative instruments:

	Derivative Assets(a)		Derivative Liabilities(b)
	March 31,	December 31,	March 31,	December 31,
In millions	2020	2019	2020	2019
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$—	$11.1	$6.6
Foreign currency contracts	1.1	—	—	1.5
Commodity contracts	—	—	2.9	3.4
Total Derivatives	$1.1	$—	$14.0	$11.5
(a) Derivative assets of $1.1 million are included in Other Current Assets as of March 31, 2020.

(b) Derivative liabilities of $9.7 million and $8.5 million are included in Other Accrued Liabilities as of March 31, 2020 and December 31, 2019, respectively. Derivative liabilities of $4.3 million and $3.0 million are included in Other Noncurrent Liabilities as of March 31, 2020 and December 31, 2019, respectively.

The fair values of the Company’s other financial assets and liabilities at March 31, 2020 and December 31, 2019 approximately equal the carrying values reported on the Condensed Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt (excluding finance leases and deferred financing fees) was $3,188.5 million and $2,788.6 million as compared to the carrying amounts of $3,360.6 million and $2,729.3 million as of March 31, 2020 and December 31, 2019, respectively. The fair value of the Company’s Total Debt, including the Senior Notes, is based on quoted market prices (Level 2 inputs). Level 2 valuation techniques for Long-Term Debt are based on quotations obtained from independent pricing service providers.

Effect of Derivative Instruments

The pre-tax effect of derivative instruments in cash flow hedging relationships on the Company’s Condensed Consolidated Statements of Operations is as follows:

	Amount of (Gain) Loss Recognized in Accumulated Other Comprehensive Loss		Location in Statement of Operations	Amount of (Gain) Loss Recognized in Statement of Operations
	Three Months Ended March 31,			Three Months Ended March 31,
In millions	2020	2019		2020	2019
Commodity Contracts	$(3.6)	$(0.9)	Cost of Sales	$(3.1)	$0.1
Foreign Currency Contracts	(2.8)	(1.1)	Other Expense, Net	(0.4)	(0.7)
Interest Rate Swap Agreements	5.5	2.0	Interest Expense, Net	0.9	—
Total	$(0.9)	$—		$(2.6)	$(0.6)

The effect of derivative instruments not designated as hedging instruments on the Company’s Condensed Consolidated Statements of Operations for the years ended March 31, 2020 and 2019 is as follows:

		Three Months Ended March 31,
In millions		2020	2019
Foreign Currency Contracts	Other Expense, Net	$5.5	$(0.1)

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accumulated Derivative Instruments (Loss) Income

The following is a rollforward of pre-tax Accumulated Derivative Instruments (Loss) Income which is included in the Company’s Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Member's Interest as of March 31, 2020:

In millions
Balance at December 31, 2019	$(10.9)
Reclassification to Earnings	(2.6)
Current Period Change in Fair Value	0.9
Balance at March 31, 2020	$(12.6)

At March 31, 2020, the Company expects to reclassify $8.6 million of pre-tax losses in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

NOTE 8 — INCOME TAXES

The Company is classified as a disregarded entity for U.S. income tax purposes and is generally not subject to domestic income tax expense. As a result, the consolidated financial statements exclude the tax effect of domestic earnings with the exception of state income tax for certain states that directly tax the operations of disregarded entities. The consolidated financial statements include the local country tax effect of foreign earnings generated by the Company’s wholly-owned international subsidiaries. During the three months ended March 31, 2020, the Company recognized Income Tax Benefit of $1.6 million on Loss before Income Taxes and Equity Income of Unconsolidated Entity of $25.2 million. During the three months ended March 31, 2019, the Company recognized Income Tax Expense of $4.0 million on Income before Income Taxes and Equity Income of Unconsolidated Entity of $99.1 million.

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

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 — RELATED PARTY TRANSACTIONS

In connection with the NACP Combination, the Company entered into agreements with IP for transition services, fiber procurement fees and corrugated products and ink supply. Payments to IP for the three months ended March 31, 2020 for fiber procurement fees and corrugated products were $2.8 million (related to pass through wood purchases of approximately $59 million) and $7.8 million, respectively. There were no payments to IP for transition services during the three months ended March 31, 2020. Payments to IP for the three months ended March 31, 2019 for transition services, fiber procurement fees and corrugated products and ink supply were $0.1 million, $2.8 million (related to pass through wood purchases of approximately $62 million) and $6.3 million, respectively. In addition, approximately $1 million of payments were made for purchases unrelated to these agreements for the three months ended March 31, 2019.

NOTE 11 — SEGMENT INFORMATION

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

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment information is as follows:

	Three Months Ended
	March 31,
In millions	2020	2019
NET SALES:
Paperboard Mills	$268.5	$275.5
Americas Paperboard Packaging	1,123.4	1,022.8
Europe Paperboard Packaging	176.8	173.8
Corporate/Other/Eliminations(a)	30.4	33.8
Total	$1,599.1	$1,505.9

(LOSS) INCOME FROM OPERATIONS:
Paperboard Mills	$(22.9)	$(4.0)
Americas Paperboard Packaging	194.8	125.6
Europe Paperboard Packaging	12.0	19.2
Corporate and Other(b)	(23.8)	(6.6)
Total	$160.1	$134.2

DEPRECIATION AND AMORTIZATION:
Paperboard Mills	$59.0	$56.2
Americas Paperboard Packaging	39.4	43.7
Europe Paperboard Packaging	9.8	11.8
Corporate and Other	5.4	5.4
Total	$113.6	$117.1
(a) Includes revenue from contracts with customers for the Australia and Pacific Rim operating segments.
(b) Includes expenses related to business combinations, exit activities, idle and abandoned assets and shutdown and other special charges.

NOTE 12 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in the components of Accumulated Other Comprehensive Loss for the three months ended March 31, 2020 are as follows(a):

In millions	Derivatives Instruments	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Total
Balance at December 31, 2019	$(20.8)	$(245.5)	$(113.9)	$(380.2)
Other Comprehensive Income (Loss) before Reclassifications	0.9	40.4	(57.0)	(15.7)
Amounts Reclassified from Accumulated Other Comprehensive (Loss) Income(b)	(2.6)	153.6	—	151.0
Net Current-period Other Comprehensive (Loss) Income	(1.7)	194.0	(57.0)	135.3
Balance at March 31, 2020	$(22.5)	$(51.5)	$(170.9)	$(244.9)
(a) All amounts are net-of-tax.
(b) See following table for details about these reclassifications.

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following represents reclassifications out of Accumulated Other Comprehensive Loss for the three months ended March 31, 2020:

In millions
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Derivatives Instruments:
Commodity Contracts	$(3.1)		Cost of Sales
Foreign Currency Contracts	(0.4)		Other Expense, Net
Interest Rate Swap Agreements	0.9		Interest Expense, Net
	$(2.6)		Total, Net of Tax

Amortization of Defined Benefit Pension Plans:
Prior Service Costs	$—	(a)
Actuarial Losses	154.1	(a)
	$154.1		Total, Net of Tax

Amortization of Postretirement Benefit Plans:
Prior Service Credits	$(0.1)	(a)
Actuarial Gains	(0.4)	(a)
	$(0.5)		Total, Net of Tax

Total Reclassifications for the Period	$151.0
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

	Three Months Ended March 31, 2020
In millions	Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
Net Sales	$1,350.3	$—	$379.3	$(130.5)	$1,599.1
Cost of Sales	1,081.4	(0.3)	327.7	(130.5)	1,278.3
Selling, General and Administrative	111.5	(0.7)	24.7	—	135.5
Other Expense, Net	1.9	—	4.6	—	6.5
Business Combinations and Shutdown and Other Special Charges, Net	16.1	—	2.6	—	18.7
Income from Operations	139.4	1.0	19.7	—	160.1
Nonoperating Pension and Postretirement (Expense) Benefit Income	(152.0)	—	0.4	—	(151.6)
Interest Expense, Net	(32.8)	—	(0.9)	—	(33.7)
Loss on Modification or Extinguishment of Debt	—	—	—	—	—
(Loss) Income before Income Taxes and Equity Income of Unconsolidated Entity	(45.4)	1.0	19.2	—	(25.2)
Income Tax Benefit (Expense)	2.8	(0.1)	(1.1)	—	1.6
(Loss) Income before Equity Income of Unconsolidated Entities	(42.6)	0.9	18.1	—	(23.6)
Equity Income of Unconsolidated Entity	—	—	0.1	—	0.1
Equity in Net Earnings of Subsidiaries	19.1	(0.9)	—	(18.2)	—
Net (Loss) Income	$(23.5)	$—	$18.2	$(18.2)	$(23.5)

Comprehensive Income (Loss)	$111.8	$(5.1)	$(99.1)	$104.2	$111.8

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

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2020
In millions	Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS

Current Assets:
Cash and Cash Equivalents	$50.3	$—	$59.9	$—	$110.2
Receivables, Net	179.3	—	440.2	—	619.5
Inventories, Net	874.3	—	268.7	—	1,143.0
Intercompany Receivables	871.1	204.4	—	(1,075.5)	—
Other Current Assets	38.8	—	20.4	—	59.2
Total Current Assets	2,013.8	204.4	789.2	(1,075.5)	1,931.9
Property, Plant and Equipment, Net	2,949.5	0.1	338.5	—	3,288.1
Investment in Consolidated Subsidiaries	204.5	9.0	—	(213.5)	—
Goodwill	1,299.8	—	163.4	—	1,463.2
Other Assets	550.0	—	205.7	—	755.7
Total Assets	$7,017.6	$213.5	$1,496.8	$(1,289.0)	$7,438.9

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$40.7	$—	$8.4	$—	$49.1
Accounts Payable	506.2	—	119.5	—	625.7
Intercompany Payables	—	—	1,327.6	(1,327.6)	—
Other Accrued Liabilities	253.7	—	91.2	—	344.9
Total Current Liabilities	800.6	—	1,546.7	(1,327.6)	1,019.7
Long-Term Debt	3,355.3	—	79.2	—	3,434.5
Deferred Income Tax Liabilities	4.2	—	13.4	—	17.6
Other Noncurrent Liabilities	286.4	—	109.6	—	396.0

MEMBER'S INTEREST
Total Member's Interest	2,571.1	213.5	(252.1)	38.6	2,571.1
Total Liabilities and Member's Interest	$7,017.6	$213.5	$1,496.8	$(1,289.0)	$7,438.9

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2019
In millions	Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS

Current Assets:
Cash and Cash Equivalents	$59.4	$—	$89.3	$—	$148.7
Receivables, Net	154.0	—	346.2	—	500.2
Inventories, Net	843.6	—	252.3	—	1,095.9
Intercompany Receivables	781.4	203.0	—	(984.4)	—
Other Current Assets	29.7	—	20.4	—	50.1
Total Current Assets	1,868.1	203.0	708.2	(984.4)	1,794.9
Property, Plant and Equipment, Net	2,925.4	0.1	328.3	—	3,253.8
Investment in Consolidated Subsidiaries	203.1	15.5	—	(218.6)	—
Goodwill	1,299.8	—	177.2	—	1,477.0
Other Assets	536.9	—	214.1	—	751.0
Total Assets	$6,833.3	$218.6	$1,427.8	$(1,203.0)	$7,276.7

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$40.6	$—	$9.8	$—	$50.4
Accounts Payable	571.4	—	144.7	—	716.1
Intercompany Payables	—	—	1,137.4	(1,137.4)	—
Other Accrued Liabilities	315.0	—	95.0	—	410.0
Total Current Liabilities	927.0	—	1,386.9	(1,137.4)	1,176.5
Long-Term Debt	2,751.3	—	58.6	—	2,809.9
Deferred Income Tax Liabilities	4.8	—	22.9	—	27.7
Other Noncurrent Liabilities	293.6	—	112.4	—	406.0

MEMBER'S INTEREST
Total Member's Interest	2,856.6	218.6	(153.0)	(65.6)	2,856.6
Total Liabilities and Member's Interest	$6,833.3	$218.6	$1,427.8	$(1,203.0)	$7,276.7

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2020
In millions	Issuer	Combined Guarantor Subsidiaries	Combined Nonguarantor Subsidiaries	Consolidating Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(23.5)	$—	$18.2	$(18.2)	$(23.5)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Depreciation and Amortization	97.3	—	16.3	—	113.6
Deferred Income Taxes	(3.1)	—	(4.5)	—	(7.6)
Amount of Postretirement Expense Greater (Less) Than Funding	155.1	—	(0.8)	—	154.3
Equity in Net Earnings of Subsidiaries	(19.1)	0.9	—	18.2	—
Other, Net	29.2	—	—	—	29.2
Changes in Operating Assets and Liabilities	(271.3)	(0.9)	(68.9)	—	(341.1)
Net Cash Used in Operating Activities	(35.4)	—	(39.7)	—	(75.1)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(122.2)	—	(24.4)	—	(146.6)
Packaging Machinery Spending	(5.3)	—	(1.2)	—	(6.5)
Acquisition of Business, Net of Cash Acquired	—	—	(42.1)	—	(42.1)
Cash Receipts on Sold Receivables	—	—	23.7	—	23.7
Beneficial Interest Obtained in Exchange for Proceeds	—	—	(3.3)	—	(3.3)
Other, Net	(43.1)	—	—	42.1	(1.0)
Net Cash (Used in) Provided by Investing Activities	(170.6)	—	(47.3)	42.1	(175.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Debt	(9.1)	—	—	—	(9.1)
Proceeds from the Issuance of Debt	450.0	—	—	—	450.0
Borrowings under Revolving Credit Facilities	1,154.2	—	24.3	—	1,178.5
Payments on Revolving Credit Facilities	(984.2)	—	(2.7)	—	(986.9)
Membership Distribution	(404.9)	—	—	—	(404.9)
Debt Issuance Cost	(6.4)	—	—	—	(6.4)
Other, Net	(2.7)	—	42.1	(42.1)	(2.7)
Net Cash Provided by (Used in) Financing Activities	196.9	—	63.7	(42.1)	218.5

Effect of Exchange Rate Changes on Cash	—	—	(6.1)	—	(6.1)

Net Decrease in Cash and Cash Equivalents	(9.1)	—	(29.4)	—	(38.5)
Cash and Cash Equivalents at Beginning of Period	59.4	—	89.3	—	148.7
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50.3	$—	$59.9	$—	$110.2

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

NOTE 14 — EXIT ACTIVITIES

During 2019, the Company announced its plans to invest approximately $600 million in a new CRB paper machine in Kalamazoo, MI. In conjunction with the completion of this project, the Company currently expects to close two of its smaller CRB Mills in 2022 in order to remain capacity neutral.

In March 2020, the Company made the decision to close the White Pigeon, Michigan CRB mill and shut down the PM1 containerboard machine in West Monroe, Louisiana. Both will be effective June 30, 2020.

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company accounts for the costs associated with these closures in accordance with ASC 360, Impairment or Disposal of Long-Lived Assets ("ASC 360"), ASC 420, Exit or Disposal Costs Obligations ("ASC 420") and ASC 712 Compensation-Nonretirement Post Employment Benefits ("ASC 712"). During the three months ended March 31, 2020, the Company recorded $17.6 million of exit costs. The Company did not record any exit costs during the three months ended March 31, 2019. Other costs associated with the start up of the new CRB paper machine will be recorded in the period in which they are incurred.

The following table summarizes the costs incurred during the three months ended March 31, 2020 related to these restructurings:

		Three Months Ended March 31,
In millions	Location in Statement of Operations	2020
Severance costs and other(a)	Business Combinations and Shutdown and Other Special Charges, Net	$4.5
Accelerated depreciation	Cost of Sales	4.6
Inventory and asset write-offs	Business Combinations and Shutdown and Other Special Charges, Net	8.5
Total		$17.6
(a) Costs incurred include activities for post-employment benefits, retention bonuses, incentives and professional services.

The following tables summarizes the balance of accrued expenses related to restructuring:

In millions
Balance at December 31, 2019	$7.1
Costs incurred	4.3
Payments	(0.4)
Adjustments(a)	0.2
Balance at March 31, 2020	$11.2
(a) Adjustments related to changes in estimates of severance costs.

In conjunction with the closure of the two smaller CRB Mills in 2022, the Company currently expects to incur exit activity charges for post-employment benefits, retention bonuses and incentives in the range of $15 million to $20 million and for accelerated depreciation and inventory and asset write-offs in the range of $50 million to $60 million. Through March 31, 2020, the Company has incurred cumulative exit activity charges for post-employment benefits, retention bonuses and incentives of $9.3 million and accelerated depreciation and inventory and asset write-offs of $11.8 million.

For the closure of the White Pigeon, Michigan CRB mill and the shut down of the PM1 containerboard machine in West Monroe, Louisiana, the Company currently expects to incur exit activity charges for post-employment benefits of approximately $4 million and for accelerated depreciation and inventory and asset write-offs in the range of $13 million to $18 million. Through March 31, 2020, the Company has incurred cumulative exit activity charges for post-employment benefits of $2.9 million and accelerated depreciation and inventory and asset write-offs of $8.5 million.

NOTE 15 — SUBSEQUENT EVENTS

On April 1, 2020, the Company acquired substantially all the assets of the Consumer Packaging Group business from Greif, Inc ("Greif"), a leader in industrial packaging products and services, for approximately $82 million, subject to a customary working capital true-up. The acquisition included seven converting facilities across the United States which are included in the Americas Paperboard Packaging reportable segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This management’s discussion and analysis of financial conditions and results of operations is intended to provide investors with an understanding of the Company's past performance, financial condition and prospects. The following will be discussed and analyzed:

➢ Overview of Business

➢ Overview of 2020 Results

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

Significant Factors That Impact The Company’s Business

Impact of Inflation/Deflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine and hardwood fiber, chemicals, secondary fibers, purchased paperboard, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Costs decreased in the first three months of 2020 by $2.8 million, compared to the first three months of 2019. The lower costs in the three months ended March 31, 2020 were due to energy ($6.7 million), wood ($6.0 million), and secondary fiber cost ($3.8 million) partially offset by higher labor and benefit costs ($12.0 million) and other costs, net ($1.7 million).

Because the price of natural gas experiences significant volatility, the Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has entered into natural gas swap contracts to hedge prices for a portion of its expected usage for the remainder of 2020 and all of 2021. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur.

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

Debt Obligations. The Company had an aggregate principal amount of $3,501.9 million of outstanding debt obligations as of March 31, 2020. This debt has consequences for the Company, as it requires a portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and may restrict the Company’s ability to obtain additional financing. Covenants in the Company's Amended and Restated Credit Agreement, the Term Loan Credit Agreement and Indentures may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, pay membership distributions, make other restricted payments and make acquisitions or other investments. The Amended and Restated Credit Agreement and the Term Loan Credit Agreement also require compliance with a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See "Covenant Restrictions" in “Financial Condition, Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.

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

COVID-19 Pandemic. There are many uncertainties regarding the current novel coronavirus (“COVID-19”) pandemic, including the anticipated duration of the pandemic, and the extent of local and worldwide social, political, and economic disruption it may cause. While, to the Company’s knowledge, the COVID-19 pandemic has not materially impacted its business, operations, or financial results to date, it may have far-reaching impacts on many aspects of its operations, directly and indirectly, including with respect to its impacts on customer behaviors, business and manufacturing operations, inventory, accounts receivable, the Company’s employees, and the market generally, and the scope and nature of these impacts continue to evolve. The Company will continue to assess the evolving impact of the COVID-19 pandemic and intends to make adjustments to its business accordingly, such as to balance supply with demand by adjusting mill maintenance outages and taking downtime where appropriate.

OVERVIEW OF FIRST QUARTER 2020 RESULTS

This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of the Company's results of operations. On a Consolidated basis:

•Net Sales for the three months ended March 31, 2020, increased $93.2 million or 6.2% to $1,599.1 million from $1,505.9 million for the three months ended March 31, 2019, due to higher selling prices, volume growth, and the Quad and Artistic acquisitions discussed below, partially offset by unfavorable foreign currency exchange rates.

•Income from Operations for the three months ended March 31, 2020 increased $25.9 million or 19.3% to $160.1 million from $134.2 million for the three months ended March 31, 2019 due to higher selling prices, cost savings through continuous improvement and other programs, higher volumes, and commodity deflation, partially offset by higher labor and benefits costs, higher charges for exit activities, and unfavorable foreign currency exchange rates.

Acquisitions

•On January 31, 2020, the Company acquired a folding carton facility from Quad/Graphics, Inc. ("Quad"), a commercial printing company. The converting facility is located in Omaha, Nebraska and is included in the Americas Paperboard Packaging reportable segment.

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

RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
In millions	2020	2019
Net Sales	$1,599.1	$1,505.9
Income from Operations	160.1	134.2
Nonoperating Pension and Postretirement Benefit Expense	(151.6)	(0.1)
Interest Expense, Net	(33.7)	(35.0)
(Loss) Income before Income Taxes and Equity Income of Unconsolidated Entity	(25.2)	99.1
Income Tax Benefit (Expense)	1.6	(4.0)
(Loss) Income before Equity Income of Unconsolidated Entity	(23.6)	95.1
Equity Income of Unconsolidated Entity	0.1	0.2
Net (Loss) Income	$(23.5)	$95.3

FIRST QUARTER 2020 COMPARED WITH FIRST QUARTER 2019

Net Sales

	Three Months Ended March 31,
In millions	2020	2019	Increase	Percent Change
Consolidated	$1,599.1	$1,505.9	$93.2	6.2%

The components of the change in Net Sales are as follows:

	Three Months Ended March 31,
		Variances
In millions	2019	Price	Volume/Mix	Exchange	Total	2020
Consolidated	$1,505.9	$14.1	$89.0	$(9.9)	$93.2	$1,599.1

The Company’s Net Sales for the three months ended March 31, 2020 increased by $93.2 million or 6.2% to $1,599.1 million from $1,505.9 million for the three months ended March 31, 2019, due to Net Sales of $28.9 million from the Artistic and Quad acquisitions, higher selling prices and volume growth including conversions to our paperboard packaging solutions. These increases were offset by unfavorable foreign currency exchange rates, primarily the Euro, British Pound and Australian dollar. The higher selling prices are the results of announced price increases which benefit from inflationary pass throughs in the converting business partially offset by price declines on open market sales. Core converting volumes were up, primarily in global beverage and dry foods offset by declines in frozen foods and meat products. The COVID-19 pandemic had a net positive impact on volumes in the quarter of approximately 1% which drove approximately $15 million dollars in sales as we began to see an increase in demand for food and beverage packaging in March offset by with a reduction in demand for some foodservice products.

Income from Operations

	Three Months Ended March 31,
In millions	2020	2019	Increase	Percent Change
Consolidated	$160.1	$134.2	$25.9	19.3%

The components of the change in Income from Operations are as follows:

	Three Months Ended March 31,
		Variances
In millions	2019	Price	Volume/Mix	Inflation	Exchange	Other (a)	Total	2020
Consolidated	$134.2	$14.1	$5.4	$2.8	$(8.2)	$11.8	$25.9	$160.1
(a) Includes the Company's cost reduction initiatives, expenses related to acquisitions and integration activities, exit activities and shutdown and other special charges.

Income from Operations for the three months ended March 31, 2020 increased $25.9 million or 19.3% to $160.1 million from $134.2 million for the three months ended March 31, 2019 due to higher selling prices, cost savings through continuous improvement and other programs, higher volumes including from organic volume growth and acquisitions, and commodity deflation, partially offset by higher charges for exit activities related to our announced closures of White Pigeon, Michigan CRB mill and West Monroe, Louisiana PM1 containerboard machine, other inflation (primarily labor and benefits), increased incentive costs and unfavorable foreign currency exchange rates. Commodity costs decreased in the first three months of 2020 by $2.8 million due to energy ($6.7 million), wood ($6.0 million), and secondary fiber cost ($3.8 million) partially offset by higher labor and benefit costs ($12.0 million) and other costs, net ($1.7 million).

Nonoperating Pension and Postretirement Benefit

Nonoperating Pension and Postretirement Benefit was an expense of $151.6 million for the three months ended March 31, 2020 versus an expense of $0.1 million in 2019. The increase in expense was due to a settlement charge of $152.5 million associated with the Company’s purchase of a group annuity contract that transferred the remaining pension benefit obligation under the largest US Plan of approximately $713 million to an insurance company.

Interest Expense, Net

Interest Expense, Net was $33.7 million and $35.0 million for the three months ended March 31, 2020 and 2019, respectively. Interest Expense, Net decreased due primarily to lower interest rates, partially offset by higher debt balances as compared to the same period in the prior year. As of March 31, 2020, approximately 38% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During the three months ended March 31, 2020, the Company recognized Income Tax Benefit of $1.6 million on Loss before Income Taxes and Equity Income of Unconsolidated Entity of $25.2 million. The Company is classified as a disregarded entity for U.S. income tax purposes and is generally not subject to domestic income tax expense. As a result, the consolidated financial statements exclude the tax effect of domestic earnings with the exception of state income tax for certain states that directly tax the operations of disregarded entities. The consolidated financial statements include the local country tax effect of foreign earnings generated by the Company’s wholly-owned international subsidiaries.

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

	Three Months Ended
	March 31,
In millions	2020	2019
NET SALES:
Paperboard Mills	$268.5	$275.5
Americas Paperboard Packaging	1,123.4	1,022.8
Europe Paperboard Packaging	176.8	173.8
Corporate/Other/Eliminations(a)	30.4	33.8
Total	$1,599.1	$1,505.9

(LOSS) INCOME FROM OPERATIONS:
Paperboard Mills	$(22.9)	$(4.0)
Americas Paperboard Packaging	194.8	125.6
Europe Paperboard Packaging	12.0	19.2
Corporate and Other(b)	(23.8)	(6.6)
Total	$160.1	$134.2
(a) Includes revenue from contracts with customers for the Australia and Pacific Rim operating segments.
(b) Includes expenses related to business combinations, exit activities, idle and abandoned assets and shutdown and other special charges.

2020 COMPARED WITH 2019

First Quarter 2020 Compared to First Quarter 2019

Paperboard Mills

Net Sales decreased from prior year due to lower selling prices, customer mix, and lower open market volume of CUK offset by higher open market volume of SBS and CRB including the White Pigeon mill, which was acquired as part of Artistic. The Company also internalized more paperboard tons across all substrates.

Loss from Operations increased due to the lower selling prices, higher labor and benefits costs, and customer mix of open market volume partially offset by productivity improvements, including benefits from capital projects, and commodity deflation. The commodity deflation was primarily due to lower prices for secondary fiber, wood, and energy.

Americas Paperboard Packaging

Net Sales increased due to higher selling prices, volume growth including conversions to our paperboard packaging solutions, and the Artistic and Quad acquisitions. Higher volumes in global beverage, dry foods, and new product introductions were offset by declines in frozen foods and meat products. In beverage, volumes increased in all categories including soft drink, craft and specialty, and big beer. COVID-19 had a net positive impact in the quarter as we began to see an increase in demand for food and beverage packaging in March along with a reduction in demand for some foodservice products.

Income from Operations increased due to higher selling prices, cost savings through continuous improvement and other programs, higher volumes, and commodity deflation, partially offset by other inflation (primarily labor and benefits) and unfavorable foreign currency exchange rates. The commodity deflation was primarily due to lower prices for secondary fiber, wood, and energy.

Europe Paperboard Packaging

Net Sales increased as higher pricing and increased volumes, led by beverage and convenience, were partially offset by unfavorable foreign currency exchange rates.

Income from Operations decreased due to higher inflation, primarily labor and benefits and external board. The increased costs were partially offset by the higher selling prices and increased volumes.

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

Cash Flows

	Three Months Ended
	March 31,
In millions	2020	2019
Net Cash Used in Operating Activities	$(75.1)	$(172.1)
Net Cash (Used in) Provided by Investing Activities	$(175.8)	$43.2
Net Cash Provided by Financing Activities	$218.5	$120.5

Net cash used in operating activities for the first three months of 2020 totaled $75.1 million, compared to $172.1 million for the same period in 2019. The decrease was due primarily to the restructuring of certain of the Company's accounts receivable sale and securitization programs as well as improved operations as compared to the same period in the prior year. Pension contributions for the first three months of 2020 and 2019 were $0.6 million.

Net cash used in investing activities for the first three months of 2020 totaled $175.8 million, compared to $43.2 million provided by investing activities for the same period in 2019. Capital spending was $153.1 million and $80.0 million in 2020 and 2019, respectively. In 2020, the Company paid approximately $42 million for the Quad acquisition. In 2019, the Company paid the remaining $2.0 million for the Letica acquisition. Net beneficial interest decreased by $105.8 million as a result of the restructuring of certain of the Company's accounts receivable sale and securitization programs. Net cash receipts related to the accounts receivable securitization and sale programs were $20.4 million and $126.2 million in 2020 and 2019, respectively.

Net cash provided by financing activities for the first three months of 2020 totaled $218.5 million, compared to $120.5 million for the same period in 2019. Current year activities include a debt offering of $450 million aggregate principal amount of 3.50% senior notes due 2028. The Company used the net proceeds to repay a portion of its outstanding borrowings under its senior secured revolving credit facility. Additionally, the Company had net borrowings under revolving credit facilities of $191.6 million primarily for capital spending and payments on debt of $9.1 million. The Company also paid membership distributions of $404.9 million to GPIP, which is primarily made up of $250.0 million to allow GPIP to purchase 15.1 million partnership units from IP and $119.4 million to allow GPIP to repurchase 9.7 million partnership units from GPI Holding. In the prior year period, the Company had net borrowings under revolving credit facilities of $226.3 million and made payments on debt of $9.1 million. In addition, the Company paid membership distributions of $94.1 million to GPIP, which is primarily made up of $60.0 million to allow GPIP to repurchase 5.0 million partnership units from GPI Holding.

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from the funding of its capital expenditures, debt service on its indebtedness, ongoing operating costs, working capital, and membership distributions. Principal and interest payments under the term loan facilities and the revolving credit facilities, together with principal and interest payments on the Company's 4.75% Senior Notes due 2021, 4.875% Senior Notes due 2022, 4.125% Senior Notes due 2024, 4.75% Senior Notes due 2027 and 3.50% Senior Notes due 2028 (the "Notes"), represent liquidity requirements for the Company. Based upon current levels of operations, anticipated cost savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its revolving credit facilities and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, necessary capital expenditure program requirements and ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see “Covenant Restrictions” below) will be subject to future economic conditions, including conditions in the credit markets, and to financial, business and other factors, many of which are beyond the Company's control, and will be substantially dependent on the selling prices and demand for the Company's products, raw material and energy costs, and the Company's ability to successfully implement its overall business and profitability strategies.

The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). The loss on sale is not material and is included in Other Expense, Net on the Condensed Consolidated Statement of Operations. The following table summarizes the activity under these programs for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended
	March 31,
In millions	2020	2019
Receivables Sold and Derecognized	$610.2	$811.2
Proceeds Collected on Behalf of Financial Institutions	608.8	504.1
Net Proceeds Paid to Financial Institutions	(4.7)	(28.8)
Deferred Purchase Price at March 31(a)	6.7	4.3
Pledged Receivables at March 31	263.5	144.2
(a) Included in Other Current Assets and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

The Company participates in supply chain financing arrangements offered by certain customers and has entered into various factoring arrangements that also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the three months ended March 31, 2020 and 2019, the Company sold receivables of approximately $72 million and $37 million, respectively, related to these factoring arrangements.

Receivables sold under all programs subject to continuing involvement, which consists principally of collection services, were approximately $563 million and $562 million as of March 31, 2020 and December 31, 2019, respectively.

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

The Credit Agreement requires that the Company maintain a maximum Consolidated Total Leverage Ratio of less than 4.25 to 1.00. At March 31, 2020, the Company was in compliance with such covenant and the ratio was 2.96 to 1.00.

The Company must also comply with a minimum Consolidated Interest Expense Ratio of 3.00 to 1.00. At March 31, 2020, the Company was in compliance with such covenant and the ratio was 8.24 to 1.00.

As of March 31, 2020, the Company's credit was rated BB+ by Standard & Poor's and Ba1 by Moody's Investor Services. Standard & Poor's and Moody's Investor Services' ratings on the Company included a stable outlook.

Capital Investment

The Company’s capital investment in the first three months of 2020 was $153.1 million compared to $80.0 million in the first three months of 2019. The capital investments were primarily due to planned asset upgrades at the U.S.-based mills, including the new CRB paper machine in Kalamazoo, MI discussed in "Note 14 — Exit Activities," and continued investments made as part of the integration of acquisitions.

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

The Company’s most critical accounting policies, which require significant judgment or involve complex estimations, are described in GPIL's Form 10-K for the year ended December 31, 2019.

The Company performed its annual goodwill impairment tests as of October 1, 2019. The Company concluded that all reporting units with goodwill have a fair value that exceeds their carrying value, and thus goodwill was not impaired. The Foodservice and Australia reporting units had fair values that exceed their respective carrying values by 32% and 17%, respectively, whereas all other reporting units exceeded by more than 50%. The Foodservice and Australia reporting units had goodwill totaling $43.0 million and $12.5 million, respectively at March 31, 2020. While the Company does not believe that the impact on the business to date of the COVID-19 pandemic has triggered the need to perform an impairment test on goodwill, we will continue to assess the impact on our business.

NEW ACCOUNTING STANDARDS

For a discussion of recent accounting pronouncements impacting the Company, see "Note 1 - General Information" in the Notes to Condensed Consolidated Financial Statements.

BUSINESS OUTLOOK

Total capital investment for 2020 is expected to be approximately $600 million.

The Company also expects the following in 2020, subject to finalization of acquisition accounting for the Artistic and Quad acquisitions:

•Depreciation and amortization expense between $455 million and $465 million, excluding approximately $5 million of pension amortization and $20 million of accelerated depreciation related to exit activities.

•Pension plan contributions between $10 million and $20 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, “Item 7A, Quantitative and Qualitative Disclosure about Market Risk”, in the Company’s Form 10-K for the year ended December 31, 2019. There have been no significant developments with respect to derivatives or exposure to market risk during the first three months of 2020. For a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see the Company’s Form 10-K for the year ended December 31, 2019 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2020 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The Company’s financial results could be adversely impacted by global events outside the Company’s control, such as the current COVID-19 pandemic.

As a result of the current COVID-19 pandemic, there could be unpredictable disruptions to the Company’s operations that could reduce its future revenues and negatively impact the Company’s financial condition. The COVID-19 pandemic may result in supply chain and transportation disruptions to and from our facilities, and affected employees could impact the Company’s ability to operate its facilities and distribute products to its customers in a timely fashion. In addition, the COVID-19 pandemic has resulted in extreme volatility and disruptions in the capital and credit markets as well as widespread furloughs and layoffs for employees. This volatility and loss of employment may negatively impact consumer buying habits, which could adversely affect the Company’s financial results.

Other than as noted above, there have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1
Non-Participating Single Premium Group Annuity Contract dated January 23, 2020 among Graphic Packaging International, LLC, American General Life Insurance Company and The United States Life Insurance Company in the City of New York, NY.

31.1	Certification required by Rule 13a-14(a).

31.2	Certification required by Rule 13a-14(a).

32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHIC PACKAGING INTERNATIONAL, LLC
(Registrant)

/s/ STEPHEN R. SCHERGER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 21, 2020
Stephen R. Scherger

/s/ CHARLES D. LISCHER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	April 21, 2020
Charles D. Lischer