Form 10-K/A
period 2019-12-31
GRAPHIC PACKAGING INTERNATIONAL, LLC
filed 2020-08-14
CIK 1005011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
COMMISSION FILE NUMBER:
033-80475

GRAPHIC PACKAGING INTERNATIONAL, LLC
(Exact name of registrant as specified in its charter)

Delaware	84-0772929
(State of incorporation) 1500 Riveredge Parkway, Suite 100, Atlanta, Georgia	(I.R.S. employer identification no.) 30328
(Address of principal executive offices)	(Zip Code)
(770)
240-7200
Registrant’s telephone number, including area code:
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes    ☐  No    ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes    ☐  No    ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒  No    ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes    ☒  No    ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation
S-K
is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K
or any amendment to this Form
10-K.
☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer ☐	Smaller reporting company	☐

Non-accelerated filer	☒		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes    ☐ No    ☒
No voting or
non-voting
common equity of the registrant was held by
non-affiliates
of the registrant as of July 30, 2019.

Explanatory Note
The purpose of this Amendment No. 1 on Form
10-K/A
to Graphic Packaging International, LLC’s Annual Report on Form
10-K
for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on February 10, 2020 (the “Form
10-K”)
is to provide the information required by Items
10-14
in Part III of such Form
10-K.
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
The Executive Officers of the Company are the same as the Executive Officers of its ultimate, publicly-traded parent company, GPHC. Compensation of the Company’s Executive Officers is determined by the Compensation and Management Development Committee of the Board of Directors of GPHC and, in the case of Mr. Doss, the full Board of Directors of GPHC. No Executive Officer of the Company receives additional compensation for serving as an officer of GPHC. As a result, the Company’s principal executive officer (Mr. Michael P. Doss), principal financial officer (Mr. Stephen R. Scherger), the Company’s three other most highly paid executive officers who were serving as executive officers on December 31, 2019 (collectively, the “Named Executive Officers”) are the same as GPHC’s named executive officers for 2019. Accordingly, the Compensation Discussion and Analysis and the tabular and narrative compensation disclosures contained in this Amendment No. 1 to the Company’s Form
10-K/A
are essentially the same as those contained in GPHC’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 2, 2020.
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

Compensation and Management Development Committee Report
The members of GPHC’s Compensation and Management Development Committee listed below reviewed and discussed the following Compensation Discussion and Analysis with management of the Company. Based on such review and discussion, the Compensation and Management Development Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be incorporated by reference into the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019.

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

Name	Position with GPHC and the Company at December 31, 2019

Michael P. Doss	President and Chief Executive Officer
Stephen R. Scherger	Executive Vice President and Chief Financial Officer
Stacey J. Valy Panayiotou	Executive Vice President, Human Resources
Lauren S. Tashma	Executive Vice President, General Counsel and Secretary
Joseph P. Yost	Executive Vice President and President, Americas
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
at-risk
pay for performance earned based on specific financial and operational achievements. During 2019, GPHC was successful in:

•	increasing Net Sales and Adjusted EBITDA 1 by 2.2% and 6.1%, respectively, through higher pricing and improved volume and mix related primarily to acquisitions;

•	completing the integration of the transformative combination with International Paper Company’s North America Consumer Packaging business and achieving synergies of $75 million at year end;

•	completing the acquisition of Artistic Carton Company for $53 million, which is expected to expand end-market diversification and increase paperboard integration;

•	introducing Vision 2025, focusing on long-term goals for the Company, including a shift to 100 to 200 basis points of sustainability-supported net organic volume growth;

•	returning $242 million of cash to stakeholders through a combination of share repurchases, distributions and quarterly cash dividends;

•	reducing leverage, thereby providing GPHC with increased financial flexibility in deploying capital to drive stockholder value.

1
A reconciliation of Adjusted EBITDA to Net Income is attached to GPHC’s earnings release for the fourth quarter and full year ended December 31, 2019 furnished as Exhibit 99.1 to the GPHC’s Current Report on Form
8-K
filed with the Securities and Exchange Commission on January 28, 2020.

Throughout 2019, our compensation program performed as designed, allowing GPHC to attract new talent, retain important members of management and reward key members of management appropriately for performance. As demonstrated below, the total compensation of our President and CEO for each of the past five years (as set forth in the Summary Compensation Table but excluding changes in pension value and above-market non-qualified
deferred compensation earnings, “CEO Compensation”) is generally aligned with the performance and value of GPHC as reflected in the price of its common stock at year end. The amount of CEO Compensation shown below reflects the retirement of David W. Scheible as President and CEO and Mr. Doss’ promotion into that role as of January 1, 2016, which reduced CEO Compensation significantly in 2016 and 2017. The drop in GPHC’s stock price in 2018 reflects a period of intense stock market volatility at 2018 year end.
CEO Compensation v. Stock Price Performance
Guiding Principles and Policies
The Committee’s objective is to set each of the primary components of GPHC’s executive compensation program, (base salary, short-term cash incentive and long-term equity-based incentives), at a market-competitive rate, which is determined by reference to the 50th percentile of the relevant peer group (described below), resulting in each Executive’s total compensation opportunity being set at approximately the 50th percentile of the relevant peer group’s total pay for executives with similar positions and responsibilities. The Committee does not employ a mechanical process based on external compensation data, however, as other considerations such as time in position, tenure, position and succession with GPHC are considered. As data for the relevant peer group fluctuates or the peer group members are updated to reflect changes in the market, the Committee may make adjustments in one or more components of compensation to more closely align with market. The Committee and, with respect to the President and CEO, the Board of Directors, have full discretion to choose the elements of executive compensation that the Executives will be paid or will be eligible to earn each year and to adjust the proportion of total compensation opportunity that each element provides. Company performance, market data, individual performance, executive succession, hiring and retention needs and internal equity among our Executives’ compensation packages have been the primary factors considered in decisions to change compensation materially.

Peer Group and Market Data
Annually we obtain an analysis of compensation market data to assist in setting pay opportunities for our Executives for the following year. Compensation of the Executives is compared to the pay opportunities provided to executives holding comparable positions at companies with which we compete for business and for talent. The companies used for this comparison are recommended by GPHC and the Committee’s compensation consultant and approved by the Committee. The companies selected and shown below under the Industry Specific Peer Group heading consist of a group of public companies with revenues approximately one-third
to three times the revenues of GPHC. The Industry Specific Peer Group had median revenues of approximately $5.9 billion for the twelve months ended March 31, 2018, and a median market cap of approximately $5.8 billion as of June 1, 2018 and served as the primary reference point for comparing the compensation paid to GPHC’s President and CEO and Executive Vice President and Chief Financial Officer. The Survey Peer Group, comprised of a broader set of industrial companies, had median revenues of $6.6 billion for the twelve months ended March 31, 2018, and a median market cap of $10.5 billion as of June 1, 2018, and served as the primary reference point for executive officers other than the President and CEO and Executive Vice President and Chief Financial Officer. Both peer groups are reviewed annually and updated, if necessary, to ensure their appropriateness given any market changes. The companies used to develop 2019 executive compensation are listed below.
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
Role of the Compensation and Management Development Committee
The Committee is responsible for establishing GPHC’s general compensation philosophy and working with management to develop all equity compensation plans or programs and other compensation programs in which the executive officers participate. The Committee works to ensure that GPHC’s practices, policies and programs link pay to performance, encourage an appropriate degree of risk taking, are consistent with GPHC’s talent objectives of attracting, retaining, rewarding and motivating key employees, and align the interests of key employees with those of stakeholders. Annually, the Committee reviews GPHC’s compensation programs and assesses whether any risks arising from such practices, policies and programs are reasonably likely to have a material adverse effect on GPHC. In addition, the Committee annually reviews market data provided by the Committee’s compensation consultant, reviews and approves all of the compensation arrangements of GPHC’s executive officers, and directs the Board’s process for evaluating the performance and compensation of the President and CEO. From time to time the Committee also reviews, evaluates and approves GPHC’s health and welfare plan offerings and GPHC’s retirement and savings plans to ensure their alignment with the market, effectiveness in attracting and retaining talent and cost effectiveness.
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
Role of Compensation Consultants
The Committee retained Meridian to act as the Committee’s independent advisor on executive compensation and benefits throughout 2019. The mandate of the compensation consultant is to work for the Committee in its review of executive compensation practices and programs, including assessing the overall competitiveness of pay levels and program design, and providing updates on market trends and technical considerations. The Committee instructed the compensation consultant to compile and provide data on both total pay and individual elements of compensation among companies in the peer groups, as well as trends in compensation practices that they observed within the peer groups and generally among public companies. The Committee does not rely on the compensation consultant to recommend specific levels of total pay or any specific element of compensation to our Executives; such recommendations are developed by management based on information provided by the compensation consultant and then presented to the Committee for consideration. The compensation consultant attended all of the six Committee meetings in 2019 at the Committee’s request and were available to provide information to the Committee as questions and issues arose.
The Committee completes an assessment of the compensation consultant annually. The Committee determined that the compensation consultant is independent after consideration of the SEC’s independence factors.
Role of Executive Officers
The President and CEO and Executive Vice President, Human Resources recommend to the Committee the base salary and short- and long-term award amounts for the Executives (other than themselves). The Committee works with the compensation consultant to propose the compensation design and award amounts for the President and CEO.
Pay and Performance
As noted above, target compensation for each of our Executives is established at the beginning of each year with reference to the 50th percentile of the relevant peer group. Each Executive’s actual compensation each year may be above or below the target level based on individual, business unit and overall Company performance, as well as changes in the price of GPHC’s common stock. The chart below illustrates the relationship between CEO Compensation and GPHC’s Adjusted EBITDA, and also reflects the retirement of David Scheible as President and CEO and Mr. Doss’ promotion into that role as of January 1, 2016, which reduced CEO Compensation significantly in 2016 and 2017. The Company calculates Adjusted EBITDA for purposes of its incentive plans as consolidated net income before equity income of unconsolidated subsidiaries, interest expense, income tax expense, and depreciation and amortization, as adjusted for: expenses related to merger, acquisition and disposition activities; refinancing or early retirement of debt; acquisition integration costs; and asset or goodwill write-downs; as well as other adjustments for restructuring or reorganization activities; all as approved by the Compensation and Management Development Committee (“Adjusted EBITDA”). Adjusted EBITDA is used by GPHC as a performance measure for both the short-term cash incentive program and the long-term equity incentive program.

CEO Compensation v. Adjusted EBITDA Performance*

Key Compensation Practices
Below are certain of GPHC’s executive compensation practices that we believe are instrumental in achieving GPHC’s compensation goals of attracting, retaining, motivating and rewarding key members of management, while mitigating risk and maintaining sound compensation practices.

What we do:	What we don’t do:
✓ Maintain a compensation mix that encourages employees to focus on achieving Company-wide profitability and strategic goals over both the short and long term
✓ Structure the majority of compensation paid to Executives as performance-based compensation
✓ Annually benchmark compensation with reference to the 50th percentile of peer group companies with which we may compete for talent
✓ Establish payout caps on short-term and long-term incentive compensation awards
✓ Retain an independent compensation consultant that is engaged by and reports directly to the Committee
✓ Subject short-term and long-term incentive compensation awards to clawback in the event of misconduct resulting in a restatement
✓ Require executive officers and members of the Board to maintain minimum equity ownership levels
✓ Review GPHC’s compensation plans and practices annually to ensure that they do not encourage excessive risk taking

×
  Permit hedging, pledging or short-sale transactions by our employees or members of our Board of Directors
×
  Pay dividends on unvested equity-based incentive awards
×
  Pay tax gross ups on change of control severance benefits
×
  Provide excessive perquisites to our Executives

Overview of Executive Compensation Components
The Committee evaluates the alignment between compensation philosophy, plan design and achievement of short- and long-term results to determine the components of our Executives’ compensation program. We structure the majority of compensation to Executives as performance-based compensation. Our 2019 executive compensation program consisted of the following compensation elements:

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
Base Salary
The purpose of base salaries is to compensate our Executives for their role and level of responsibility within GPHC and our philosophy is to set salaries for our Executives at approximately the 50 th
percentile of the relevant peer group’s salaries for executives with similar positions and responsibilities. Increases in base salary also serve to reward performance and recognize significant increases in the scope of an Executive’s position and responsibilities. Changes to base salaries occur in connection with changes in position and on a periodic basis that is generally twelve months after the most recent adjustment for the Executive. Base salary changes take into account market data for similar positions, the Executive’s experience and time in position, any changes in responsibilities and individual performance. Individual performance is determined by considering achievement against each Executive’s specific performance goals established at the beginning of each year. Generally, such individual performance goals are established to support the financial and operational goals established by the Board for GPHC, and may include earnings before income taxes, depreciation, amortization and other non-cash
charges, debt reduction, new product innovation targets, business unit revenue, profitability and cost-saving goals and certain more subjective goals such as talent development, cultural initiatives, compliance and management effectiveness.
In 2019, the Committee approved base salary increases for the Executives ranging from 2.9% to 17.0%, with Mr. Doss receiving an increase of 2.9%. Such increases were based upon each Executive’s performance, scope of position and market data for executives with similar positions and responsibilities. Such increases became effective as of January 1, 2019.
Short-Term Cash Incentive
The Company provides a short-term cash incentive opportunity under the Management Incentive Plan (“MIP”). The purpose of the MIP is to provide a meaningful short-term cash incentive that rewards the achievement of specified annual financial goals. For 2019, the financial measures used to set such financial goals or targets were Adjusted EBITDA and Cash Flow Before Debt Reduction. The Committee chose these financial metrics because they are well understood, objective targets and have a direct link to GPHC’s business plan. GPHC calculates Cash Flow Before Debt Reduction as the year-over-year change in net debt, as adjusted for merger, acquisition, disposition, share repurchase, dividend and capital market activities, as well as other adjustments for restructuring or reorganization activities and other unusual items, all as specifically approved by the Compensation and Management Development Committee.
Target Opportunities.
We set the MIP target percentage for each Executive at approximately the 50th percentile of relevant peer group companies. Adjustments to MIP target levels are made periodically, taking into consideration the relevant peer group, the CEO’s recommendations (for Executives other than himself) and input from the compensation consultant. The annual incentive target (as a percentage of base salary) for each of the Executives for 2019 is set forth below:

Name	Incentive Target
Michael P. Doss	120%
Stephen R. Scherger	80%
Stacey J. Valy Panayiotou	65%
Lauren S. Tashma	65%
Joseph P. Yost	75%

Performance Goals.
We set performance goals for the MIP so that achievement of such goals at target supports our annual operating plan. The degree to which MIP pays out varies both up and down based on business performance as reflected in the following chart.

2019 MIP Performance Goals

Adjusted EBITDA (Weighted 50%)			Cash Flow Before Debt Reduction (Weighted 50%)
Performance		Payout	Performance		Payout
<90% of Target	$896.0 Million	0%	<85% of Target	$421.0 Million	0%
95% of Target	$945.0 Million	50%	92.5% of Target	$458.0 Million	50%
Target	$995.0 Million	100%	Target	$495.0 Million	100%
105% of Target	$1,045.0 Million	150%	107.5% of Target	$532.0 Million	150%
110% of Target	$1,095.0 Million	200%	115% of Target	$569.0 Million	200%
Actual Short-Term Cash Incentive Payouts for 2019.
Actual short-term cash incentive payouts for 2019 for the Executives are shown in the
Non-Equity
Incentive Plan Compensation column of the Summary Compensation Table. The Company’s performance with respect to its Adjusted EBITDA and Cash Flow Before Debt Reduction performance goals, were achieved at 103.6% and 110.1% of target, respectively, resulting in a calculated MIP payout at 151.9% of target. After applying available discretion, management recommended and the Committee and Board of Directors approved a slightly reduced payout at 150% of target.
For more information on the 2019 annual incentive opportunities for the Executives, refer to the “Grants of Plan-Based Awards” table below. The column titled “Estimated Possible Payouts Under
Non-Equity
Incentive Plan Awards” provides the estimated payouts for the Executives at threshold, target and maximum performance levels for 2019.
Long-Term Incentives
The Company grants long-term incentive compensation to reward performance over the longer term and align the interests of employees with the interests of stockholders. The Company’s long-term incentive program has two elements: Service RSUs and Performance RSUs. Service RSUs make up one-third
of the total long-term incentive value that GPHC grants to its Executives and Performance RSUs make up two-thirds
of such total value. A greater proportion of Performance RSUs is consistent with GPHC’s desire to tie a larger percentage of the Executives’ compensation to Company performance. Both Service RSU and Performance RSU grants are intended to retain Executives during a multi-year vesting period and promote equity ownership.
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

Payout of 2016 Grants.
In January 2019, the Committee approved the payout of the Performance RSUs granted in 2016 at 41.0% of target, based on the achievement of the performance goals for the three-year performance period shown below.
2016 Long-Term Incentive Program Performance Goals

3-Year Aggregate Adjusted EBITDA (Weighted 50%)			3-Year Average Return on Invested Capital (Weighted 50%)
Performance		Payout	Performance		Payout
<90% of Target	$2,241.0 Million	0%	<95% of Target	12.16%	0%
95% of Target	$2,366.0 Million	50%	97.5% of Target	12.48%	50%
Target	$2,490.0 Million	100%	Target	12.80%	100%
105% of Target	$2,615.0 Million	150%	102.5% of Target	13.12%	150%
110% of Target	$2,739.0 Million	200%	105% of Target	13.44%	200%
The Company achieved Adjusted EBITDA of $2,447.1 million (98.3% of target) resulting in a payout of this component at 82.8% and Return on Invested Capital of 12.05% (94.1% of target) resulting in a payout of this component at 0% and a combined payout at 41% of target.
2019 Grants.
In February 2019, GPHC granted both Service RSUs and Performance RSUs to each Executive, under the long-term incentive program. For Executives, the total number of RSUs granted was set based on a value delivered as a percentage-of-salary
formula, with the percentage established based on a review of responsibilities, market data and internal equity considerations. The value determined by the percentage of salary was then converted to the total number of RSUs by dividing the value by the average stock price of GPHC’s common stock during January 2019.
One-third
of the total number of RSUs was granted as Service RSUs and
two-thirds
was granted as Performance RSUs. The target value of RSUs granted under the long-term incentive program (as a percentage of salary) during 2019 for each of our Executives is set forth below:

Michael P. Doss	480%
Stephen R. Scherger	215%
Stacey J. Valy Panayiotou(1)	155%
Lauren S. Tashma	155%
Joseph P. Yost	185%

(1)
Ms. Panayiotou joined the Company on April 22, 2019. Ms. Panayiotou received a new hire grant of Service RSUs on May 1, 2019 to compensate her for equity forfeited at her former employer, as well as a grant of both Service RSUs and Performance RSUs equivalent to what she would have received under the long-term incentive program and the percentage-of-salary
target set forth above.

For the Performance RSUs granted in 2019, the performance goals are achievement of a preset aggregate Adjusted EBITDA amount and a preset return on invested capital percentage
.
The Adjusted EBITDA goal is weighted in the calculation of GPHC’s annual achievement at 60% and the return on invested capital percentage goal is weighted in the calculating GPHC’s annual achievement at 40%. The Committee weighted the Adjusted EBITDA goal slightly more than the return on invested capital goal to reflect the priority placed on meeting earnings commitments. Total payout is also subject to a relative total stockholder return (“TSR”) modifier, which can modify payouts earned up or down by up to 20% (subject to the 200% of target cap). This payout modifier was added to measure GPHC’s stock performance against other similar companies and to more closely align management and stockholders’ interests.

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
Perquisites
The Company generally does not provide significant perquisites to its Executives, other than Company-requested international assignment and relocation benefits (and tax gross-ups
with respect thereto) and executive physicals.
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
The Executives who participate in the Pension Plans also participate in either the Riverwood International Supplemental Retirement Plan or the Graphic Packaging Supplemental Retirement Plan (together, the “Supplemental Plans”). Mr. Doss participated in the Graphic Packaging Retirement Plan and the Graphic Packaging Supplemental Plan until January 1, 2005, the date he transferred into the Riverwood International Employees Retirement Plan and the Riverwood International Supplemental Retirement Plan. The Supplemental Plans provide a benefit based upon compensation that exceeds the limits set by the IRS for the Pension Plans and makes total retirement benefits under GPHC’s defined benefit plans for the Executives commensurate with those available to other employees as a percent of pay. When GPHC froze the Pension Plans, it also froze the Supplemental Plans for those employees who were not at least 50 years old with five years of completed service to GPHC as of such date, so GPHC no longer makes contributions to the Supplemental Plans on behalf of any of the Executives, although Messrs. Doss and Yost have frozen benefits thereunder.

Effective January 1, 2017, the Riverwood International Employees Retirement Plan and the Graphic Packaging Retirement Plan were merged into the GPI U.S. Consolidated Pension Plan. Benefits are calculated under the terms of the original plans, which function as subplans under the GPI U.S. Consolidated Pension Plan. In December 2019, in connection with the settlement of liabilities under the GPI U.S. Consolidated Pension Plan, Mr. Doss and Mr. Yost received lump sum payouts of $363,244 and $249,149, respectively.
Qualified and
Non-Qualified
Defined Contribution Plans
. Executives and all other
non-union
employees who meet certain service requirements are eligible to participate in the Graphic Packaging International, LLC Savings Plan (the “401(k) Plan”), which is a qualified defined contribution plan under the rules of the IRS. Employees who choose to contribute to the 401(k) Plan receive matching contributions from GPHC equal to 100% of the first four percent (4%) of employee contributions and 50% of the next three percent (3%) of employee contributions. Employees hired on or after January 1, 2008 are eligible for an annual supplemental contribution by GPHC to their 401(k) Plan account equal to 3% of eligible earnings.
In 2011, GPHC implemented a deferred compensation and 401(k) restoration plan that permits Executives and other eligible senior employees to contribute to and receive contributions from GPHC on a basis that would be commensurate with other employees as a percent of pay. This plan, the Graphic Packaging International, LLC
Non-Qualified
Deferred Compensation Plan (the “NQDCP”), permits participants to defer and contribute from 1% to 50% of their base salary and up to 100% of their payment under the MIP to the plan. The plan offers investment options that generally mirror those available under GPHC’s 401(k) Plan. Annually, GPHC makes a 401(k) restoration matching contribution on behalf of those participants who do not participate in or receive future service accruals under GPHC’s Pension Plans equal to a percentage of their annual deferral amount divided by compensation over the annual IRS limit, up to a maximum of 5.5%. The Company also makes a supplemental contribution equal to 3% of eligible pay over the annual IRS limit for those Executives and senior executives of GPHC who do not participate in or receive future service accruals to one of GPHC’s Pension Plans or Supplemental Plans and who have met the one year of service eligibility requirement. The NQDCP also provides an employer contribution equal to 3% of total pay for eligible senior executives (including all of the Executives) who do not receive contributions to one of GPHC’s Pension Plans.
Employment Agreements and Potential Payments on Termination
Executive officers serving prior to January 2014 (Messrs. Doss, Scherger, and Yost) have employment agreements with generally uniform provisions, including non-competition
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

For Mr. Doss, the severance benefit is an amount equal to one year’s base salary, his target bonus for the year in which termination occurs and his actual bonus based on the plan targets, prorated for the number of days Mr. Doss is employed during the year in which termination occurs. For Messrs. Scherger and Yost, the severance benefit is one times base salary. Executives also receive health and welfare benefits for one year after termination and a pro-rata
bonus payout. Mr. Doss also vests in any unvested equity awards on the date of his termination as if he were retirement eligible (daily pro-rata
vesting) without regard to his actual age or years of service on the date of termination. In addition, if an Executive is separated from service without cause or for Good Reason within one year of a change in control, the Executive receives (i) an additional 1/2 year of base salary (one year for Mr. Doss) and (ii) instead of the pro-rata
bonus, a bonus equal to the Executive’s target level bonus for the year in which the separation occurs (assuming that all performance targets had been achieved) multiplied by 1.5 (multiplied by 2 for Mr. Doss). All benefit payments under the employment agreements are conditioned upon the Executive executing and returning a claims release to GPHC.
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
Policies Applicable to Executive Officers
Clawback Provisions
The Company has clawback provisions in the MIP and long-term incentive plan grant agreements that call for the recoupment of any short-term incentive compensation under the MIP or any equity-based award given to a current or former employee in the event of a restatement of GPHC’s reported financial results. If GPHC is required to prepare an accounting restatement due to the material non-compliance of
GPHC, as a result of misconduct, with any financial reporting requirement under the securities laws and the employee (i) is determined by the Committee to have knowingly or grossly negligently engaged in misconduct, or knowingly or grossly failed to prevent misconduct, or (ii) if the employee is one of the individuals subject to automatic forfeiture under Section 304 of the Sarbanes-Oxley Act of 2002 or any other regulation, the employee must reimburse GPHC the amount of any payment in settlement of any award earned or accrued during the twelve month period following the filing of the non-compliant financial
document.
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
Shares owned by a Director or executive officer and unvested Service RSUs count toward satisfaction of the stock ownership guidelines. Unvested Performance RSUs do not count toward satisfaction of the stock ownership guidelines. GPHC Directors and executive officers are expected to achieve their applicable ownership levels within five years of becoming subject to the guidelines. All of GPHC’s non-management
Directors and Executives are in compliance with the guidelines.

Hedging and Pledging Policy
GPHC’s Hedging and Pledging Policy is contained in its Policy on Trading in Securities of Graphic Packaging Holding Company. Such policy prohibits any director, officer, employee or agent of the Company or its subsidiaries, including their immediate family members and others in their households (each a “Company Associate”) from entering into short sales, publicly-traded options and hedging transactions such as zero cost collars and forward sale contracts that allow the Company Associate to lock in much of the value of his or her securities holdings or continue securities ownership without the full risks and rewards of such ownership. In addition, Company Associates are prohibited from pledging our securities, including through holding our securities in margin accounts or pledging our securities as collateral for a loan.
Timing of Compensation
Base salary adjustments, annual incentive payments and annual RSU grants are generally approved at the first or second Committee meeting and first GPHC Board meeting of the year. Our policy is that for awards of equity compensation, the date of grant is no earlier than the date upon which the grant is approved by the Committee or the GPHC Board, as appropriate.
Consideration of Most Recent Advisory Stockholder Vote on Executive Compensation
At the Annual Meeting of GPHC Stockholders on May 22, 2019, 94.5% of the shares represented and entitled to vote at the Annual Meeting were voted to approve the compensation of GPHC’s Named Executive Officers, as discussed and disclosed in the GPHC 2019 Proxy Statement. In considering the results of this advisory vote on executive compensation, the Committee concluded that the compensation paid to our Named Executive Officers and GPHC’s overall pay practices enjoy strong stockholder support. Going forward, future advisory votes on executive compensation will serve as an additional tool to guide the GPHC Board and the Committee in evaluating the alignment of GPHC’s executive compensation program with the interests of GPHC and its stockholders.
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
Compensation of Executive Officers
The following table sets forth the compensation paid to or earned by the Named Executive Officers for each of the three fiscal years ended December 31, 2019.
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (2)	All Other Compensation ($)		Total ($)
Michael P. Doss President and Chief Executive Officer (Principal Executive Officer)	2019	1,055,000	5,497,311	1,899,000	436,904	265,977	(3)	9,154,192
	2018	1,025,000	4,832,930	1,230,000	—	176,340		7,264,270
	2017	927,000	4,180,965	509,850	200,164	158,261		5,976,240

Stephen R. Scherger Executive Vice President and Chief Financial Officer (Principal Financial Officer)	2019	648,900	1,665,958		778,680	—	131,923	(4)	3,225,462
	2018	630,000	1,451,491		504,000	—	95,416		2,680,907
	2017	571,568	1,304,112		200,049	—	78,870		2,154,600

Stacey J. Valy Panayiotou Executive Vice President, Human Resources	2019	294,602	1,435,222	(5)	414,375	—	8,838	(6)	2,153,037

Lauren S. Tashma Executive Vice President, General Counsel and Secretary	2019	504,700	849,219		492,083		97,089	(7)	1,943,091
	2018	490,000	849,266		318,500	—	72,288		1,730,054
	2017	461,670	759,405		138,501	—	64,273		1,423,849

Joseph P. Yost Executive Vice President and President, Americas	2019	566,500	1,137,697		637,313	228,440	85,533	(8)	2,655,483	(9)
	2018	550,000	1,090,364		412,500	—	79,603		2,132,467
	2017	480,816	943,966		168,286	95,325	327,680		2,016,073

(1)
Amounts shown in this column represent the aggregate fair value of Service RSUs and Performance RSUs as of the date of grant, computed in accordance with FASB ASC Topic 718. The value of Performance RSUs assumes performance occurs at target level. The value of 2019 Stock Awards assuming payout of Performance RSUs at the maximum level is as follows: Mr. Doss: $9,150,509; Mr. Scherger: $2,773,064; Ms. Panayiotou; $1,910,443; Ms. Tashma: $1,413,558; and Mr. Yost: $1,893,743.

(2)
The amounts set forth in this column for Messrs. Doss and Yost for 2017 and 2019 reflect the aggregate increase in the present value of accumulated benefits under our Pension Plans during the respective year. The present value of Mr. Doss and Mr. Yost’s accumulated benefits under our Pension Plans decreased by $47,049 and $32,977, respectively, during 2018. Mr. Scherger, Ms. Panayiotou and Ms. Tashma do not participate in the Company’s Pension Plans. None of the Named Executive Officers realized above market or preferential earnings on deferred compensation.

(3)
The amount shown for Mr. Doss includes: (i) $23,896 of Company matching and supplemental contributions to the Company’s 401(k) Plan; (ii) $238,975 of Company matching and supplemental contributions to the NCDCP; and $3,106 for an executive physical.

(4)
The amount shown for Mr. Scherger represents: (i) $23,140 of Company matching and supplemental contributions to the Company’s 401(k) Plan; and (ii) $108,784 of Company matching and supplemental contributions to the NQDCP.

(5)
Ms. Panayiotou joined the company on April 22, 2019. Ms. Panayiotou received a new hire grant of Service RSUs on May 1, 2019 to compensate her for equity forfeited at her former employer, as well as a grant of both Service RSUs and Performance RSUs equivalent to what she would have received under the long-term incentive program.

(6)	The amount shown for Ms. Panayiotou includes: $8,838 of Company’s matching and supplemental contributions to the Company’s NQDCP.
(7)
The amount shown for Ms. Tashma includes: (i) $23,441 of Company matching and supplemental contributions to the Company’s 401(k) Plans; (ii) $70,868 of Company matching and supplemental contributions to the Company’s NQDCP; and $2,780 for an executive physical.

(8)
The amount shown for Mr. Yost includes (i) $22,818 of Company matching and supplemental contributions to the Company’s 401(k) Plan; and (ii) $62,715 of Company matching and supplemental contributions to the Company’s NQDCP. The amount shown does not reflect a $331,665 tax equalization settlement benefit related to Mr. Yost’s international assignment that ended in 2016.

(9)	The amount shown does not reflect a $331,665 tax equalization settlement benefit related to Mr. Yost’s international assignment that ended in 2016.
Additional Information regarding the Summary Compensation Table
Salary.
The amounts shown as salaries in the Summary Compensation Table for 2019 represent amounts actually paid during 2019 and may not be the same as current base salary levels at fiscal year end. The salaries shown include amounts contributed to GPHC’s NQDCP by the Executive.

Non-Equity
Incentive Plan Compensation.
The Company’s MIP is designed to provide short-term incentive awards based upon the accomplishment by GPHC of performance goals established at the beginning of each year. Awards are paid in cash during the first quarter of the following year. The amounts shown in the Summary Compensation Table represent amounts earned in 2019 and paid during the first quarter of 2020.
Stock Awards.
In 2019, the Compensation and Management Development Committee and the GPHC Board approved grants of RSUs under the 2014 Plan to our Named Executive Officers. These grants were made up of Service RSUs (1/3 of total grant) and Performance RSUs (2/3 of total grant). The number of shares paid out pursuant to the Performance RSUs is determined by the accomplishment of certain performance metrics established by the Board of Directors. For 2019 grants, the performance metrics are Adjusted EBITDA for the three-year period ending December 31, 2021 (60% weight) and return on invested capital for the three-year period ending December 31, 2021 (40% weight). All of the RSUs vest on the third anniversary of the date of grant and are payable in shares of GPHC’s common stock.
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
promulgated under the Exchange Act, GPHC and the Company are required to determine and disclose the total annual compensation of GPHC’s and the Company’s Principal Executive Officer (who is Michael P. Doss, GPHC’s President and CEO) and the total annual compensation of the employee with the median of the total annual compensation of all employees of GPHC (excluding Mr. Doss) and then express these amounts as a ratio.
To determine the employee with the median total annual compensation, GPHC chose all cash compensation paid during the calendar year to each of its domestic and international employees as of December 31, 2018 as its consistently applied compensation measure. GPHC did not annualize salaries for those employees who started working for GPHC midyear or those employees who were on leave for a portion of the year. For those international employees paid in a different currency, GPHC converted the total of all cash compensation paid to such employees to U.S. dollars, based on the exchange rate in effect on December 31, 2018.
After reviewing employee headcount and our compensation programs, GPHC determined that it did not have any change in its employee population or employee compensation arrangements in 2019 that it believes would significantly impact its pay ratio disclosure. Accordingly, for purposes of its 2019 pay ratio disclosure, GPHC is using the same median employee that was identified for purposes of its 2018 pay ratio disclosure.
Using the methodology described above and the median employee identified based upon 2018 data, GPHC determined the median employee’s total annual compensation for 2019 was $60,795. The total annual compensation of our President and CEO for 2019 was $9,154,192. The ratio of the total annual compensation of our President and CEO to the median employee’s total annual compensation was 151:1.

The following table sets forth information regarding the grants of annual cash incentive compensation and annual equity compensation during 2019 to the Named Executive Officers.
Grants of Plan-Based Awards in Fiscal 2019

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards; Number of Shares of Stock or Units (#) (5)	Grant Date Fair Value of Stock Awards ($) (6)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#) (2)	Target (#) (3)	Maximum (#) (4)
Michael P. Doss		0	1,266,000	2,532,000
	2/21/19				0	291,789	583,578		3,653,198
	2/21/19							145,895	1,844,113
Stephen R. Scherger		0	519,120	1,038,240
	2/21/19				0	88,427	176,854		1,107,106
	2/21/19							44,213	558,852
Stacey J. Valy Panayiotou		0	276,250	552,500
	5/01/19				0	37,957	75,914		475,222
	5/01/19							70,073	960,000
Lauren S. Tashma		0	328,055	656,110
	2/21/19				0	45,075	90,150		564,339
	2/21/19							22,538	284,880
Joseph P. Yost		0	424,875	849,750
	2/21/19				0	60,387	120,774		756,045
	2/21/19							30,194	381,652

(1)	The amounts set forth in these columns reflect the threshold, target and maximum cash payments that could have been earned during 2019 under the MIP.
(2)
Amounts in this column represent the threshold number of Performance RSUs that will be paid out assuming Company performance occurs at less than 90% of the Adjusted EBITDA performance measure and less than 95% of the Return on Invested Capital performance measure under the 2019 long-term incentive program (the “2019 LTIP”).

(3)
Amounts in this column represent the number of Performance RSUs granted to each of the Named Executive Officers. This is the number of Performance RSUs that will be paid out assuming Company performance at the target levels under the 2019 LTIP.

(4)	Amounts in this column represent the maximum number of Performance RSUs that will be paid out to each of the Named Executive Officers under the 2019 LTIP, which is 200% of the target level grant.
(5)
Amounts in this column represent the number of Service RSUs granted to each of the Named Executive Officers under the 2019 LTIP. The Service RSUs vest after three years of continuous employment with the Company, or earlier upon a change in control or on a pro-rata
basis upon a termination of employment due to death, disability or retirement.

(6)
Amounts in this column represent the aggregate grant date fair value of Performance RSUs and Service RSUs, computed in accordance with FASB ASC Topic 718. The value of the Performance RSUs assumes performance occurs at target level.

The following table sets forth the aggregate outstanding RSUs held by the Named Executive Officers at the end of fiscal 2019. None of the Named Executive Officers held any stock options at the end of fiscal 2019.
Outstanding Equity Awards at 2019 Fiscal Year End

	Stock Awards
Name	Numbers of Shares or Units of Stock that have not Vested (#) (1)		Market Value of Shares or Units of Stock that have not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (3)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)
Michael P. Doss	345,873	(4)	5,758,785	720,814	(4)	12,001,553
Stephen R. Scherger	105,593	(5)	1,758,123	219,539	(5)	3,655,324
Stacey J. Valy Panayiotou	70,073	(6)	1,166,715	37,957	(6)	631,984
Lauren S. Tashma	58,430	(7)	972,860	121,541	(8)	2,023,658
Joseph P. Yost	75,423	(8)	1,255,793	157,119	(9)	2,616,031

(1)	The numbers in this column represent the aggregate number of Service RSUs held by each of the Named Executive Officers as of December 31, 2019.
(2)	Amounts in this column are calculated based on the closing price of the Company’s common stock on December 31, 2019.
(3)	The numbers in this column represent the number of Performance RSUs held by each of the Named Executive Officers as of December 31, 2019.
(4)	Mr. Doss’ RSUs vest as follows: 309,243 on February 23, 2020; 319,760 on February 22, 2021; and 437,684 on February 21, 2022.
(5)	Mr. Scherger’s RSUs vest as follows: 96,458 on February 23, 2020; 96,034 on February 22, 2021; and 132,640 on February 21, 2022.
(6)	Ms. Panayiotou’s RSUs vest as follows: 17,014 on May 1, 2020; 17,014 on May 1, 2021; and 74,002 on May 1, 2022.
(7)	Ms. Tashma’s RSUs vest as follows: 56,169 on February 23, 2020; 56,189 on February 22, 2021; and 67,613 on February 21, 2022.
(8)	Mr. Yost’s RSUs vest as follows: 69,820 on February 23, 2020; 72,141 on February 22, 2021; and 90,581 on February 21, 2022.

The following table sets forth information regarding RSUs held by the Named Executive Officers that vested and were paid out during 2019.
Option Exercises and Stock Vested

	Stock Awards (1)
Name	No. of Shares Acquired on Vesting	Value Realized on Vesting ($) (2)
Michael P. Doss	183,162	2,298,683
Stephen R. Scherger	60,409	758,133
Stacey J. Valy Panayiotou	—	—
Lauren S. Tashma	36,339	456,054
Joseph P. Yost	39,532	496,127

(1)
Only Stock Awards are included in the table because none of the Named Executive Officers held or exercised any stock options during 2019. The numbers in this column show the aggregate number of Performance RSUs and Service RSUs vested and paid out during 2019.

(2)	Value realized represents the fair market value of the shares on the vesting date.
Pension Benefits at 2019 Fiscal Year End

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($) (1)	Payments During Last Fiscal Year ($) (3)
Michael P. Doss (2)	Riverwood International Employees Retirement Plan	11	455,195	$252,654
	Riverwood International Supplemental Retirement Plan	11	1,024,455	0
	GPIC Retirement Plan	5	185,736	$110,590
	Graphic Packaging Supplemental Retirement Plan	5	14,257	0
Stephen R. Scherger	—	—	—	—
Stacey J. Valy Panayiotou	—	—	—	—
Lauren S. Tashma	—	—	—	—
Joseph P. Yost (2)	Riverwood International Employees Retirement Plan	11	429,578	$249,149
	Riverwood International Supplemental Retirement Plan	11	377,764	0

(1)
The valuation method and assumptions used in calculating the present value of the accumulated benefits are set forth in Note 8 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019.

(2)
Mr. Doss was transferred to the Riverwood International Employees Retirement Plan and Riverwood International Supplemental Retirement Plan as of January 1, 2005. Benefit service was frozen on December 31, 2004 for both the GPIC Retirement Plan and the Graphic Packaging Supplemental Retirement Plan. Mr. Doss and Mr. Yost’s benefit service for the Riverwood International Employees Retirement Plan and the Riverwood International Supplemental Retirement Plan was frozen as of June 30, 2011. Effective January 1, 2017, the Riverwood International Employees Retirement Plan and the GPIC Retirement Plan were merged into the GPI US Consolidated Pension Plan, but are shown separately in the table above because they are treated as subplans under the consolidated plan.

(3)	In 2019, Mr. Doss and Mr. Yost received lump-sum payments in settlement of the Company’s obligations to them under the GPI US Consolidated Pension Plan.
Additional Information regarding the Pension Benefits at 2019 Fiscal Year End Table
The Riverwood International Employees Retirement Plan and Riverwood International Supplemental Retirement Plan.
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
As of December 31, 2019, Mr. Doss and Mr. Yost had the completed years of credited service set forth above in the Pension Benefit Table. Estimated benefits are not subject to a reduction to reflect the payment of Social Security benefits or other offset amounts. The years of service calculated for Mr. Doss include years of service credited under the GPIC Retirement Plan described below. Mr. Doss participated in the GPIC Retirement Plan until January 1, 2005 when he was transferred into the Employees Retirement Plan.
GPIC Retirement Plan.
The Company’s U.S. salaried employees who (i) were previously employed by Graphic Packaging International Corporation (“GPIC”), (ii) satisfied the service eligibility criteria and (iii) did not participate in the Employees Retirement Plan participate in the GPIC Retirement Plan. Pension benefits under the GPIC Retirement Plan are limited in accordance with the provisions of the Code governing tax qualified pension plans. GPIC also maintained the Graphic Packaging Supplemental Retirement Plan that provided the benefits that were not payable from the qualified retirement plan because of limitations under the Code. None of the Named Executive Officers participated in the GPIC Retirement Plan during 2019.
The following table sets forth information regarding the Named Executive Officers’ participation in GPHC’s NQDCP.
2019 Nonqualified Deferred Compensation

Name	Executive Contributions in Last FY ($) (1)	Registrant Contributions in Last FY ($) (2)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($) (3)
Michael P. Doss	158,200	238,975	513,237	—	2,354,301
Stephen R. Scherger	62,685	108,784	612,372	—	3,124,384
Stacey J. Valy Panayiotou	0	8,838	0	—	8,838
Lauren S. Tashma	39,837	70,868	73,698	—	514,368
Joseph P. Yost	12,375	62,715	188,631	—	850,343

(1)	These amounts were included as 2019 compensation in the “Salary” or “Non-Equity Incentive Plan Compensation” columns in the Summary Compensation Table.
(2)
These amounts, which were earned as of fiscal year end but not contributed until 2020, were included in compensation in the “All Other Compensation” column for 2019 in the Summary Compensation Table and are reflected in the “Aggregate Balance at Last FYE” column of this table.

(3)	In previous years the amounts shown below have been included in the Company’s Summary Compensation Table as compensation to the following Named Executive Officers:

Michael P. Doss	$1,176,830
Stephen R. Scherger	$1,651,159
Stacy J. Valy Panayiotou	$0
Lauren S. Tashma	$151,209
Joseph P. Yost	$241,873
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
The following table provides information as of December 31, 2019, with respect to GPHC’s 2014 plan, under which GPHC equity securities are authorized for issuance:
2019 Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance (Excluding Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#)
Equity compensation plan approved by stockholders	5,059,690	(1)	N/A	13,600,076	(2)
Equity compensation plans not approved by stockholders	N/A		N/A	N/A
Total	5,059,690	(1)	N/A	13,600,076	(2)

(1)	Includes no stock options and 5,059,690 RSUs. Does not include up to 3,151,306 additional shares that may be issued if the Performance RSUs are paid out at a level above target.
(2)
All of these securities are available for issuance under the 2014 Plan and may be granted as full-value awards. This number includes 4,054,610 shares transferred from the Company’s Amended and Restated 2004 Omnibus Stock and Incentive Compensation Plan to the 2014 Plan. The number also does not reflect up to 3,151,306 additional shares that may be issued if Performance RSUs are paid out at a level above target.

Potential Payments Upon Termination
The table below reflects the amount of compensation that would become payable to each of the Named Executive Officers under existing plans and arrangements if the Named Executive Officer’s employment was terminated (i) because of death; (ii) because of disability; (iii) by GPHC without cause or by the Named Executive Officer for Good Reason (as described in such Named Executive Officer’s employment agreement or, with respect to Ms. Panayiotou and Ms. Tashma, the Executive Severance Plan); or (iv) by GPHC without cause or by the Named Executive Officer for Good Reason within one year following a change in control of GPHC, in each such case as of December 31, 2019, given the Named Executive Officer’s compensation and service levels as of such date and, if applicable, based on GPHC’s closing stock price on that date. These benefits are in addition to benefits available prior to the occurrence of any termination of employment and benefits available to all salaried employees, such as distributions of employee contributions and Company matching contributions under GPHC’s 401(k) Plans and any accrued untaken vacation pay. These benefits are also in addition to the benefits described above in the Pension Benefits table.
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

	Termination following Death			Termination following Disability			Termination Without Cause or for Good Reason (1)			Termination following a Change in Control (1)
Name	Cash ($)	Equity ($)	Total ($)	Cash ($)	Equity ($)	Total ($)	Cash ($)	Equity ($)	Total ($)	Cash ($)	Equity ($)	Total ($)
Michael P. Doss	3,649,913	10,269,698	13,919,611	3,561,996	8,807,318	12,369,314	5,882,996	8,807,318	14,690,314	8,203,996	17,760,339	25,964,335
Stephen R. Scherger	3,616,072	3,146,685	6,762,757	3,561,997	2,690,544	6,252,541	4,210,897	2,690,544	6,901,441	5,314,027	5,413,448	10,727,475
Stacey J. Valy Panayiotou	320,505	400,806	721,311	285,088	400,806	685,894	701,250	0	701,250	1,336,963	1,798,700	3,135,663
Lauren S. Tashma	877,163	1,789,301	2,666,464	835,105	1,523,683	2,358,788	1,339,805	1,523,683	2,863,488	2,084,238	2,996,517	5,080,755
Joseph P. Yost	1,309,260	2,278,905	3,588,165	1,262,052	1,948,733	3,210,785	1,828,552	1,948,733	3,777,285	2,749,115	3,871,824	6,620,939

(1)
In addition to the amounts shown, each Named Executive Officer receives life, medical, dental and prescription drug benefits for one year following the date of termination, as well as outplacement and career counseling services with a cost up to $25,000. The maximum annual amount of such continued life, medical, dental and prescription drug benefits for each of the Named Executive Officers is:

Michael P. Doss	$28,891
Stephen R. Scherger	$18,064
Stacy J. Valy Panayiotou	$19,610
Lauren S. Tashma	$18,321
Joseph P. Yost	$22,940
In the event that the Named Executive Officer’s employment is terminated because of his or her retirement, such Named Executive Officer receives no cash severance and the same equity payout as if his or her employment had been terminated as a result of death.
Compensation Committee Interlocks and Insider Participation
Ms. Laurie Brlas and Messrs. David Campbell, Robert Hagemann, Dean Scarborough and Larry Venturelli served as members of the Compensation and Management Development Committee during 2019. None of these members is or has ever been an officer or employee of GPHC or the Company. No member had any relationship requiring disclosure as a compensation committee interlock during 2019.

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

Audit Fees
Aggregate fees billed to the Company and GPHC for the fiscal years ended December 31, 2019 and December 31, 2018 by our independent auditors, Ernst & Young LLP, are as follows:

	Year Ended December 31,
	2019	2018

	(in millions)
Audit Fees	$4.1	$5.0
Audit-Related Fees	0.2	0.1
Tax Fees	—	—
All Other Fees	—	—

Total	$4.3	$5.1

Audit Fees
. This category includes the aggregate fees billed for professional services rendered for the audit of our consolidated financial statements and internal control over financial reporting for the fiscal years ended December 31, 2019 and December 31, 2018, for the reviews of the financial statements included in our Quarterly Reports on Form
10-Q
during 2019 and 2018, and for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.
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
Tax Fees
. This category includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice.
All Other Fees
. This category includes the aggregate fees billed in each of the last two fiscal years for products and services provided by the independent auditors that are not reported above under “Audit Fees,” “Audit-Related Fees,” or “Tax Fees.”
The GPHC Audit Committee reviews and
pre-approves
audit and
non-audit
services performed by the Company’s independent auditors as well as the fees charged for such services. The Audit Committee has considered whether the provision of non-audit
services by Ernst & Young LLP is compatible with maintaining the firm’s independence. The Audit Committee may delegate pre-approval
authority for such services to one or more members, whose decisions are then presented to the full Audit Committee at its scheduled meetings. In 2019 and 2018, all of the audit and non-audit
services provided by our independent auditors were
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
GRAPHIC PACKAGING INTERNATIONAL, LLC
(Registrant)
By:
GRAPHIC PACKAGING INTERNATIONAL PARTNERS, LLC
(Sole Member)

/s/ Stephen R. Scherger	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 13, 2020
Stephen R. Scherger
Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form
10-K/A
has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael P. Doss	President and Chief Executive Officer (Principal Executive Officer)	August 13, 2020
Michael P. Doss

/s/ Stephen R. Scherger	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 13, 2020
Stephen R. Scherger

/s/ Charles D. Lischer	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	August 13, 2020
Charles D. Lischer