Form 10-Q
period 2021-03-31
GRAPHIC PACKAGING INTERNATIONAL, LLC
filed 2021-04-27
CIK 1005011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
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

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements regarding the expectations of Graphic Packaging International, LLC (“GPIL” and, together with its subsidiaries, the “Company”), including, but not limited to, pursuing strategic acquisition opportunities, obtaining adequate wood and fiber supplies, the anticipated reduction of International Paper Company's investment in Graphic Packaging International Partners, LLC, reclassification of loss on derivative instruments, termination of the U.S. pension plan and charges related thereto, charges associated with coated recycled paperboard mill exit activities, capital investment, depreciation and amortization, interest expense, pension plan contributions and post-retirement health care benefit payments in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, the effects of the COVID-19 pandemic on the Company's operations and business, inflation of and volatility in raw material and energy costs, changes in consumer buying habits and product preferences, competition with other paperboard manufacturers and converters, product substitution, the Company’s ability to implement its business strategies, including strategic acquisitions, the Company's ability to successfully integrate acquisitions, productivity initiatives and cost reduction plans, the Company's debt level, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that impact the Company's ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements, except as may be required by law. Additional information regarding these and other risks is contained in Part I, "Item 1A., Risk Factors" of the Company's 2020 Annual Report on Form 10-K, and in other filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAPHIC PACKAGING INTERNATIONAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
In millions, except per share amounts	2021	2020
Net Sales	$1,649	$1,599
Cost of Sales	1,400	1,278
Selling, General and Administrative	126	136
Other Expense, Net	3	6
Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net	12	19
Income from Operations	108	160
Nonoperating Pension and Postretirement Benefit Income (Expense)	2	(151)
Interest Expense, Net	(30)	(34)
Income (Loss) before Income Taxes	80	(25)
Income Tax (Expense) Benefit	(3)	1
Net Income (Loss)	$77	$(24)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
In millions	2021	2020
Net Income (Loss)	$77	$(24)
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments	5	(2)
Pension and Postretirement Benefit Plans	—	194
Currency Translation Adjustment	(6)	(57)
Total Other Comprehensive (Loss) Income, Net of Tax	(1)	135
Total Comprehensive Income	$76	$111

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except share and per share amounts	March 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and Cash Equivalents	$112	$178
Receivables, Net	584	649
Inventories, Net	1,125	1,128
Other Current Assets	83	56
Total Current Assets	1,904	2,011
Property, Plant and Equipment, Net	3,631	3,560
Goodwill	1,477	1,477
Intangible Assets, Net	423	437
Other Assets	304	310
Total Assets	$7,739	$7,795

LIABILITIES
Current Liabilities:
Short-Term Debt and Current Portion of Long-Term Debt	$52	$497
Accounts Payable	781	825
Compensation and Employee Benefits	158	213
Other Accrued Liabilities	250	292
Total Current Liabilities	1,241	1,827
Long-Term Debt	3,787	3,147
Deferred Income Tax Liabilities	23	26
Accrued Pension and Postretirement Benefits	117	130
Other Noncurrent Liabilities	297	291

MEMBER'S INTEREST
Member's Interest	2,465	2,564
Accumulated Other Comprehensive Loss	(191)	(190)
Total Member's Interest	2,274	2,374
Total Liabilities and Member's Interest	$7,739	$7,795

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF MEMBER'S INTEREST
(Unaudited)

	Member's Interest	Accumulated Other Comprehensive (Loss) Income	Total Member's Interest
In millions
Balances at December 31, 2020	$2,564	$(190)	$2,374
Net Income	77	—	77
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	—	5	5
Pension and Postretirement Benefit Plans	—	—	—
Currency Translation Adjustment	—	(6)	(6)
Distribution of Membership Interest, Net	(176)	—	(176)
Balances at March 31, 2021	$2,465	$(191)	$2,274

	Member's Interest	Accumulated Other Comprehensive (Loss) Income	Total Member's Interest
In millions
Balances at December 31, 2019	$3,237	$(380)	$2,857
Net Loss	(24)	—	(24)
Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments	—	(2)	(2)
Pension and Postretirement Benefit Plans	—	194	194
Currency Translation Adjustment	—	(57)	(57)
Distribution of Membership Interest, Net	(397)	—	(397)
Balances at March 31, 2020	$2,816	$(245)	$2,571

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING INTERNATIONAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
In millions	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$77	$(24)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	117	114
Deferred Income Taxes	(3)	(7)
Amount of Postretirement Expense (Less) Greater Than Funding	(11)	154
Other, Net	23	29
Changes in Operating Assets and Liabilities	(155)	(341)
Net Cash Provided by (Used in) Operating Activities	48	(75)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(137)	(147)
Packaging Machinery Spending	(9)	(7)
Acquisition of Businesses, Net of Cash Acquired	—	(42)
Beneficial Interest on Sold Receivables	33	24
Beneficial Interest Obtained in Exchange for Proceeds	(5)	(3)
Other, Net	(2)	(1)
Net Cash Used in Investing Activities	(120)	(176)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Debt	1,225	450
Retirement of Long-Term Debt	(1,221)	—
Payments on Debt	(9)	(9)
Borrowings under Revolving Credit Facilities	885	1,179
Payments on Revolving Credit Facilities	(677)	(987)
Debt Issuance Costs	(5)	(7)
Membership Distribution	(186)	(405)
Other, Net	(5)	(3)
Net Cash Provided by Financing Activities	7	218
Effect of Exchange Rate Changes on Cash	(1)	(6)
Net Decrease in Cash and Cash Equivalents	(66)	(39)
Cash and Cash Equivalents at Beginning of Period	178	149
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$112	$110

Non-cash Investing Activities:
Beneficial Interest Obtained in Exchange for Trade Receivables	$30	$30
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	$22	$14

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

Graphic Packaging International, LLC ("GPIL" and, together with its subsidiaries, the “Company”) is committed to providing consumer packaging that makes a world of difference. The Company is a leading provider of sustainable, fiber-based packaging solutions for a wide variety of products to food, beverage, foodservice, and other consumer products companies. The Company operates on a global basis, is one of the largest producers of folding cartons in the United States (“U.S.”) and holds leading market positions in coated-recycled paperboard (“CRB”), coated unbleached kraft paperboard (“CUK”) and solid bleached sulfate paperboard (“SBS”).

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

During 2020, GPIP purchased 32.5 million partnership units from IP for $500 million in cash, fully redeeming the 18.2 million partnership units that were required to be redeemed in cash.

On February 16, 2021, GPHC announced that IP had notified GPHC of its intent to exchange additional ownership interest in GPIP. Per an agreement between the parties, on February 19, 2021, GPIP purchased 9.3 million partnership units from IP for $150 million in cash, and GPHC exchanged 15.3 million common units for an equivalent number of shares of GPHC common stock. As a result, IP's ownership interest in GPIP decreased to 7.4% as of February 19, 2021.

Unless otherwise negotiated by the parties, IP’s next contractual opportunity to exchange their partnership units begins 180 days from the February 19, 2021 purchase date and is limited to the lesser of $250 million or 25% of the units owned immediately following the initial transaction, subject to a minimum. IP will have further opportunities to exchange their partnership units beginning 180 days after each purchase date. GPHC may choose to satisfy these exchanges using shares of its common stock, cash, or a combination thereof.

As of March 31, 2021, GPIP had repurchased 44.2 million partnership units from GPI Holding, which distributed the proceeds to GPHC. GPHC used the proceeds to repurchase 44.2 million shares of GPHC's common stock. These partnership unit repurchases increased IP's ownership interest in GPIP, which was 7.4% at March 31, 2021. There were no repurchases of GPHC's common stock for the three months ended March 31, 2021.

The Company’s Condensed Consolidated Financial Statements include all subsidiaries in which the Company has the ability to exercise direct or indirect control over operating and financial policies. Intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

In the Company’s opinion, the accompanying Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the interim periods. The Company’s year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all the information required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with GPIL’s Form 10-K for the year ended December 31, 2020. In addition, the preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and changes in these estimates are recorded when known.

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revenue Recognition

The Company has two primary activities, manufacturing and converting paperboard, from which it generates revenue from contracts with customers, and revenue is disaggregated primarily by geography and type of activity as further explained in "Note 10 — Segment Information." All reportable segments and the Australia and Pacific Rim operating segments recognize revenue under the same method, allocate transaction price using similar methods, and have similar economic factors impacting the uncertainty of revenue and related cash flows.

Revenue is recognized on the Company's annual and multi-year supply contracts when the Company satisfies the performance obligation by transferring control over the product or service to a customer, which is generally based on shipping terms and passage of title under the point-in-time method of recognition. For the three months ended March 31, 2021 and 2020, the Company recognized $1,644 million and $1,595 million, respectively, of revenue from contracts with customers.

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

The Company's contract assets consist primarily of contract renewal incentive payments to customers which are amortized over the period in which performance obligations related to the contract renewal are satisfied. As of March 31, 2021 and December 31, 2020, contract assets were $16 million and $15 million, respectively. The Company's contract liabilities consist principally of rebates, and as of March 31, 2021 and December 31, 2020 were $50 million and $56 million, respectively.

Accounts Receivable and Allowances

The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). The loss on sale is not material and is included in Other Expense, Net line item on the Condensed Consolidated Statement of Operations. The following table summarizes the activity under these programs for the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended
	March 31,
In millions	2021	2020
Receivables Sold and Derecognized	$758	$610
Proceeds Collected on Behalf of Financial Institutions	685	609
Net Proceeds Received From (Paid to) Financial Institutions	62	(5)
Deferred Purchase Price at March 31(a)	9	7
Pledged Receivables at March 31	160	264
(a) Included in Other Current Assets and represents a beneficial interest in the receivables sold to the financial institutions, which is a Level 3 fair value measure.

The Company has also entered into various factoring and supply chain financing arrangements which also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the three months ended March 31, 2021 and 2020, the Company sold receivables of $125 million and $72 million, respectively, related to these factoring arrangements.

Receivables sold under all programs subject to continuing involvement, which consists principally of collection services, were $689 million and $621 million as of March 31, 2021 and December 31, 2020, respectively.

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net

The following table summarizes the transactions recorded in Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31,
In millions	2021	2020
Charges Associated with Business Combinations	$—	$2
Shutdown and Other Special Charges	8	4
Exit Activities(a)	4	13
Total	$12	$19
(a) Relates to the Company's CRB mills, converting facility closures and the PM1 containerboard machine exit activities (see "Note 12 — Exit Activities").

2021

During 2019, the Company announced its plans to invest $600 million in a new CRB paper machine in Kalamazoo, Michigan. In conjunction with the completion of this project, the Company currently expects to close two of its smaller CRB Mills in 2022 in order to remain capacity neutral. Severance, retention, and other charges associated with this project are included in Exit Activities in the table above in the three months ended March 31, 2021 and 2020. For more information, see "Note 12 — Exit Activities." The Company also expects to incur start-up charges of $15 million for the new CRB paper machine in 2021. These start-up charges are included in Shutdown and Other Special Charges in the table above.

During 2019, the Company began a three-year program to dismantle and dispose of idle and abandoned assets primarily at the paperboard mills. Charges related to this program during the three months ended March 31, 2021 and 2020 were $4 million and $2 million, respectively. Expected charges for this program for 2021 are $26 million. Charges associated with this program are included in Shutdown and Other Special Charges in the table above.

2020

On January 31, 2020, the Company acquired a folding carton facility from Quad/Graphics, Inc. ("Quad"), a commercial printing company. The converting facility is located in Omaha, Nebraska and is included in the Americas Paperboard Packaging reportable segment. The Company paid $41 million using existing cash and borrowings under its revolving credit facility. The costs associated with this acquisition are included in Charges Associated with Business Combinations in the table above. During the first quarter of 2021, the acquisition accounting for Quad was finalized.

In March 2020, the Company made the decision to close the White Pigeon, Michigan CRB mill and shut down the PM1 containerboard machine in West Monroe, Louisiana. Charges associated with these projects are included in Exit Activities in the table above. For more information, see "Note 12 — Exit Activities."

Adoption of New Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This amendment modifies ASC 740 to simplify the accounting for income taxes. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted this new guidance during the three months ended March 31, 2021. The Company’s adoption did not result in any changes in accounting principle upon transition and the impact to the Company’s overall financial statements is immaterial.

Accounting Standards Not Yet Adopted

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

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 — INVENTORIES, NET

Inventories, Net by major class:

In millions	March 31, 2021	December 31, 2020
Finished Goods	$471	$471
Work in Progress	138	133
Raw Materials	337	349
Supplies	179	175
Total	$1,125	$1,128

NOTE 3 — DEBT

On March 8, 2021, GPIL completed a private offering of $400 million aggregate principal amount of its 0.821% Senior Secured Notes due 2024 and $400 million aggregate principal amount of its 1.512% Senior Secured Notes due 2026. The net proceeds were used by the Company to repay a portion of the outstanding borrowings under GPIL's term loan credit facilities, which is under its senior secured credit facility.

On October 15, 2020, GPIL entered into a new $425 million term loan facility under the Third Amended and Restated Credit Agreement with member banks of the Farm Credit System (the "Incremental Term A-2 Facility")(collectively, the "Current Credit Agreement"). The Incremental Term A-2 Facility had a delayed draw feature, and the Company drew the entire facility on January 14, 2021. On January 15, 2021, the Company used the proceeds, together with cash on hand, to redeem its 4.75% Senior Notes due in 2021 at par. The redemption included the outstanding principal amount plus accrued and unpaid interest. The Incremental Term A-2 Facility bears interest at a fixed rate of 2.67% due quarterly, matures January 14, 2028, and does not amortize. As long as the loan is outstanding, GPIL will be eligible to receive an annual patronage credit from the participating banks, which will be paid in cash and stock in the lead member bank. Patronage payable each year is variable and based on the individual financial performance of each of the member banks then participating in the loan.

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Long-Term Debt is comprised of the following:

In millions	March 31, 2021	December 31, 2020
Senior Notes with interest payable semi-annually at 0.821%, effective rate of 0.83%, payable in 2024(a)	$400	$—
Senior Notes with interest payable semi-annually at 1.512%, effective rate of 1.52%, payable in 2026(a)	400	—
Senior Notes with interest payable semi-annually at 3.50%, effective rate of 3.55%, payable in 2029(a)	350	350
Senior Notes with interest payable semi-annually at 3.50%, effective rate of 3.55%, payable in 2028(a)	450	450
Senior Notes with interest payable semi-annually at 4.75%, effective rate of 4.81%, payable in 2027(a)	300	300
Senior Notes with interest payable semi-annually at 4.125%, effective rate of 4.16%, payable in 2024(b)	300	300
Senior Notes with interest payable semi-annually at 4.875%, effective rate of 4.90%, payable in 2022(b)	250	250
Senior Notes with interest payable semi-annually at 4.75%(b)	—	425
Senior Secured Term Loan A-2 Facility with interest payable quarterly at 2.67%, effective rate of 2.68% payable in 2028(a)	425	—
Senior Secured Term Loan Facilities with interest payable at various dates at floating rates (1.59% at March 31, 2021) payable through 2023(a)	555	1,360
Senior Secured Revolving Facilities with interest payable at floating rates (1.56% at March 31, 2021) payable in 2023(a)(c)	286	84
Finance Leases and Financing Obligations	138	139
Other	4	5
Total Long-Term Debt	3,858	3,663
Less: Current Portion	45	494
Total Long-Term Debt Excluding Current Portion	3,813	3,169
Less: Unamortized Deferred Debt Issuance Costs	26	22
Total	$3,787	$3,147
(a) Guaranteed by GPIP and certain domestic subsidiaries.
(b) Guaranteed by GPHC and certain domestic subsidiaries.
(c) The effective interest rates for the Company’s Senior Secured Revolving Credit Facilities were 1.57% and 2.06% as of March 31, 2021 and December 31, 2020, respectively.

At March 31, 2021, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

In millions	Total Commitments	Total Outstanding	Total Available
Senior Secured Domestic Revolving Credit Facility(a)	$1,450	$211	$1,218
Senior Secured International Revolving Credit Facility	185	75	110
Other International Facilities	54	11	43
Total	$1,689	$297	$1,371
(a) In accordance with its debt agreements, the Company’s availability under its revolving credit facilities has been reduced by the amount of standby letters of credit issued of $21 million as of March 31, 2021. These letters of credit are primarily used as security against the Company's self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2021 and 2022 unless extended.

The Current Credit Agreement and the indentures governing the 4.875% Senior Notes due 2022, 4.125% Senior Notes due 2024, 0.821% Senior Notes due 2024, 1.512% Senior Notes due 2026, 4.75% Senior Notes due 2027, 3.50% Senior Notes due 2028, and 3.50% Senior Notes due 2029 (the "Indentures"), limit the Company's ability to incur additional indebtedness. Additional covenants contained in the Current Credit Agreement and the Indentures may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, pay membership distributions, and make other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the Indentures, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

As of March 31, 2021, the Company was in compliance with the covenants in the Credit Agreement and the Indentures.

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 — EQUITY COMPENSATION

The Company compensates certain of its employees with grants of restricted stock units (“RSUs”) under the Graphic Packaging Holding Company 2014 Omnibus Stock and Incentive Compensation Plan as amended (the “2014 Plan”). Compensation costs related to the grants are recognized in the Consolidated Statements of Operations with a corresponding adjustment to Member's Interest. The 2014 Plan allows for GPHC to grant shares of the Company's employees stock options, stock appreciation rights, restricted stock, and other types of stock-based and cash awards. Awards under the 2014 Plan generally vest and expire in accordance with terms established at the time of grant. Shares issued pursuant to awards under the 2014 Plan are from GPHC's authorized but unissued shares. Compensation costs are recognized on a straight-line basis over the requisite service period of the award and are adjusted for actual performance for performance-based awards. As of March 31, 2021, there were 11.4 million shares remaining available to be granted under the 2014 Plan.

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

Data concerning RSUs granted in the first three months of 2021 is as follows:

	RSUs	Weighted Average Grant Date Fair Value Per Share
RSUs — Employees	1,522,157	$15.85

During the three months ended March 31, 2021 and 2020, $11 million and $13 million, respectively, were charged to compensation expense for stock incentive plans and is primarily included in Selling, General and Administrative expenses in the Condensed Consolidated Statements of Operations.

During the three months ended March 31, 2021 and 2020, 1.2 million and 0.8 million GPHC shares were issued, respectively. The shares issued were primarily related to RSUs granted during 2018 and 2017, respectively.

NOTE 5 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS

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

In the first quarter of 2020, the Company, using the assets held within the pension trust, purchased a group annuity contract that transferred the remaining pension obligation under its largest U.S. pension plan of $713 million to an insurance company. The Company incurred an additional non-cash settlement charge of $153 million related to this transfer. These non-cash settlement charges relate to Net Actuarial Loss previously recognized in Accumulated Other Comprehensive Loss.

Pension Expense

The pension expenses related to the Company’s plans consisted of the following:

	Three Months Ended
	March 31,
In millions	2021	2020
Components of Net Periodic Cost:
Service Cost	$5	$4
Interest Cost	2	3
Expected Return on Plan Assets	(5)	(7)
Net Settlement Loss	—	153
Amortization:
Actuarial Loss	1	2
Net Periodic Cost	$3	$155

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Employer Contributions

In the first quarter of 2021, the Company made a $14 million contribution to its remaining U.S. defined benefit plan by effectively utilizing a portion of the excess balance related to the terminated U.S. defined benefit plan. At March 31, 2021, $6 million remains related to the terminated U.S. defined benefit plan and it is expected that this remainder will be utilized in the same way in the first quarter of 2022. Excluding this $14 million transfer, the Company expects to make contributions in the range of $10 million to $20 million for the full year 2021. During the first quarter of 2020, the Company made $1 million of contributions to its pension plans.

NOTE 6 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT

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

For more information regarding the Company’s financial instruments and fair value measurement, see “Note 10 — Financial Instruments, Derivatives and Hedging Activities” and “Note 11 — Fair Value Measurement” of the Notes to the Consolidated Financial Statements of the Company's 2020 Form 10-K.

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future interest payments caused by interest rate changes on its variable rate term loan facility. Changes in fair value will subsequently be reclassified into earnings as a component of Interest Expense, Net as interest is incurred on amounts outstanding under the term loan facility. The following table summarizes the Company's current interest rate swap positions for each period presented as of March 31, 2021:

Start	End	(In Millions) Notional Amount	Weighted Average Interest Rate
12/03/2018	01/01/2022	$120.0	2.92%
12/03/2018	01/04/2022	$80.0	2.79%

During the first three months of 2021 and 2020, there were no amounts of ineffectiveness related to changes in the fair value of interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to purchases of natural gas, the Company enters into natural gas swap contracts to hedge prices for a designated percentage of its expected natural gas usage. Such contracts are designated as cash flow hedges. The contracts are carried at fair value with changes in fair value recognized in Accumulated Other Comprehensive Loss and resulting gain or loss reclassified into Cost of Sales concurrently with the recognition of the commodity consumed. The Company has hedged approximately 35%, and 11% of its expected natural gas usage for the remainder of 2021 and all of 2022, respectively.

During the first three months of 2021 and 2020, there were no amounts of ineffectiveness related to changes in the fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

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

At March 31, 2021, multiple forward exchange contracts existed that expire on various dates through the remainder of 2021. Those purchased forward exchange contracts outstanding at March 31, 2021 and December 31, 2020, when aggregated and measured in U.S. dollars at contractual rates at March 31, 2021 and December 31, 2020, had notional amounts totaling $73 million and $102 million, respectively.

No amounts were reclassified to earnings during the first three months of 2021 or during 2020 in connection with forecasted transactions that were considered probable of not occurring and there was no amount of ineffectiveness related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of its accounts receivables resulting from sales transactions and intercompany loans denominated in foreign currencies in order to manage risks associated with variability in cash flows that may be adversely affected by changes in exchange rates. At March 31, 2021 and December 31, 2020, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those foreign currency exchange contracts outstanding at March 31, 2021 and December 31, 2020, when aggregated and measured in U.S. dollars at contractual rates at March 31, 2021 and December 31, 2020, had net notional amounts totaling $101 million and $80 million, respectively. Unrealized gains and losses resulting from these contracts are recognized in Other Expense, Net and approximately offset corresponding recognized but unrealized gains and losses on the remeasurement of these accounts receivable.

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

As of March 31, 2021, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to its own credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on evaluation of the Company’s counterparties’ credit risks. The following table summarizes the fair value of the Company’s derivative instruments:

	Derivative Assets(a)		Derivative Liabilities(b)
	March 31,	December 31,	March 31,	December 31,
In millions	2021	2020	2021	2020
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$—	$5	$6
Foreign currency contracts	1	—	1	3
Commodity contracts	2	2	—	—
Total Derivatives	$3	$2	$6	$9
(a) Derivative assets of $3 million and $2 million are included in Other Current Assets as of March 31, 2021 and December 31, 2020, respectively.
(b) Derivative liabilities of $6 million and $9 million are included in Other Accrued Liabilities as of March 31, 2021 and December 31, 2020, respectively.

The fair values of the Company’s other financial assets and liabilities at March 31, 2021 and December 31, 2020 approximately equal the carrying values reported on the Condensed Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt (excluding finance leases and deferred financing fees) was $3,770 million and $3,625 million as compared to the carrying amounts of $3,720 million and $3,524 million as of March 31, 2021 and December 31, 2020, respectively. The fair value of the Company’s Total Debt, including the Senior Notes, is based on quoted market prices (Level 2 inputs). Level 2 valuation techniques for Long-Term Debt are based on quotations obtained from independent pricing service providers.

Effect of Derivative Instruments

The pre-tax effect of derivative instruments in cash flow hedging relationships on the Company’s Condensed Consolidated Statements of Operations is as follows:

	Amount of (Gain) Loss Recognized in Accumulated Other Comprehensive Loss		Location in Statement of Operations	Amount of Loss Recognized in Statement of Operations
	Three Months Ended March 31,			Three Months Ended March 31,
In millions	2021	2020		2021	2020
Commodity Contracts	$(1)	$3	Cost of Sales	$—	$3
Foreign Currency Contracts	(2)	(3)	Other Expense, Net	1	—
Interest Rate Swap Agreements	—	6	Interest Expense, Net	1	1
Total	$(3)	$6	Total	$2	$4

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The pre-tax effect of derivative instruments not designated as hedging instruments on the Company’s Condensed Consolidated Statements of Operations is as follows:

		Three Months Ended March 31,
In millions		2021	2020
Foreign Currency Contracts	Other Income, Net	$(3)	$(6)

Accumulated Derivative Instruments (Loss) Income

The following is a rollforward of pre-tax Accumulated Derivative Instruments (Loss) Income which is included in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2021:

In millions
Balance at December 31, 2020	$(7)
Reclassification to Earnings	2
Current Period Change in Fair Value	3
Balance at March 31, 2021	$(2)

At March 31, 2021, the Company expects to reclassify $2 million of pre-tax losses in the next twelve months from Accumulated Other Comprehensive Loss to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

NOTE 7 — INCOME TAXES

The Company is classified as a disregarded entity for U.S. income tax purposes and is generally not subject to domestic income tax expense. As a result, the consolidated financial statements exclude the tax effect of domestic earnings with the exception of state income tax for certain states that directly tax the operations of disregarded entities. The consolidated financial statements include the local country tax effect of foreign earnings generated by the Company’s wholly-owned international subsidiaries. During the three months ended March 31, 2021, the Company recognized Income Tax Expense of $3 million on Income before Income Taxes of $80 million. During the three months ended March 31, 2020, the Company recognized Income Tax Benefit of $1 million on Loss before Income Taxes of $25 million .

NOTE 8 — ENVIRONMENTAL AND LEGAL MATTERS

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

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 — RELATED PARTY TRANSACTIONS

In connection with the NACP Combination, the Company entered into agreements with IP for transition services, fiber procurement fees, and corrugated products and ink supply. Payments to IP for the three months ended March 31, 2021 for fiber procurement fees and corrugated products were $3 million (related to pass through wood purchases of $53 million) and $7 million, respectively. Payments to IP for the three months ended March 31, 2020 for fiber procurement fees and corrugated products were $3 million (related to pass through wood purchases of $59 million) and $8 million, respectively.

NOTE 10 — SEGMENT INFORMATION

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

Americas Paperboard Packaging includes paperboard packaging, primarily folding cartons, sold primarily to Consumer Packaged Goods ("CPG") companies, and cups, lids and food containers sold primarily to foodservice companies and Quick-Service Restaurants ("QSR"), serving the food, beverage, and consumer product markets in the Americas.
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

These segments are evaluated by the chief operating decision maker based primarily on Income from Operations, as adjusted for depreciation and amortization. The accounting policies of the reportable segments are the same as those described above in "Note 1 — General Information."

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Segment information is as follows:

	Three Months Ended
	March 31,
In millions	2021	2020
NET SALES:
Paperboard Mills	$237	$269
Americas Paperboard Packaging	1,169	1,123
Europe Paperboard Packaging	206	177
Corporate/Other/Eliminations(a)	37	30
Total	$1,649	$1,599

(LOSS) INCOME FROM OPERATIONS:
Paperboard Mills	$(27)	$(23)
Americas Paperboard Packaging	121	195
Europe Paperboard Packaging	20	12
Corporate and Other(b)	(6)	(24)
Total	$108	$160

DEPRECIATION AND AMORTIZATION:
Paperboard Mills	$58	$59
Americas Paperboard Packaging	42	39
Europe Paperboard Packaging	11	10
Corporate and Other	6	6
Total	$117	$114
(a) Includes revenue from contracts with customers for the Australia and Pacific Rim operating segments.
(b) Includes expenses related to business combinations, shutdown and other special charges, and exit activities.

NOTE 11 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The following represents changes in Accumulated Other Comprehensive Loss for the three months ended March 31, 2021 are as follows:

In millions, net of tax	Derivatives Instruments	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Total
Balance at December 31, 2020	$(17)	$(71)	$(102)	$(190)
Other Comprehensive Income (Loss) before Reclassifications	3	(1)	(6)	(4)
Amounts Reclassified from Accumulated Other Comprehensive Income into the Condensed Consolidated Statement of Operations, Net of Tax (a)	2	1	—	3
Net Current-period Other Comprehensive Income (Loss)	5	—	(6)	(1)
Balance at March 31, 2021	$(12)	$(71)	$(108)	$(191)
(a) See following table for details about these reclassifications.

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following represents reclassifications out of Accumulated Other Comprehensive Loss for the three months ended March 31, 2021:

In millions
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Derivatives Instruments:
Foreign Currency Contracts	$1		Other Expense, Net
Interest Rate Swap Agreements	1		Interest Expense, Net
	$2		Total, Net of Tax

Amortization of Defined Benefit Pension Plans:
Actuarial Losses	$1	(a)
	$1		Total, Net of Tax

Total Reclassifications for the Period	$3		Total, Net of Tax

(a) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see “Note 5 — Pensions and Other Postretirement Benefits").

NOTE 12 — EXIT ACTIVITIES

During 2019, the Company announced its plans to invest $600 million in a new CRB paper machine in Kalamazoo, Michigan. In conjunction with the completion of this project, the Company currently expects to close two of its smaller CRB Mills in 2022 in order to remain capacity neutral.

In March 2020, the Company made the decision to close the White Pigeon, Michigan CRB mill and shut down the PM1 containerboard machine in West Monroe, Louisiana. During the second quarter of 2020, the Company closed the White Pigeon, Michigan CRB mill and shut down the PM1 containerboard machine.

During the three months ended March 31, 2021 and 2020, the Company recorded $9 million and $18 million of exit costs, respectively. Other costs associated with the start-up of the new CRB paper machine will be recorded in the period in which they are incurred. These costs are included in the Corporate and Other caption in "Note 10 - Segment Information."

The following table summarizes the costs incurred during the three months ended March 31, 2021 and 2020 related to these restructurings:

		Three Months Ended
		March 31,
In millions	Location in Statement of Operations	2021	2020
Severance costs and other(a)	Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net	$4	$4
Accelerated depreciation	Cost of Sales	5	5
Inventory and asset write-offs	Business Combinations, Shutdown and Other Special Charges, and Exit Activities, Net	—	9
Total		$9	$18
(a) Costs incurred include activities for post-employment benefits, retention bonuses, incentives and professional services.

GRAPHIC PACKAGING INTERNATIONAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the balance of accrued expenses related to restructuring:

In millions	Total
Balance at December 31, 2020	$12
Costs incurred	4
Payments	(4)
Balance at March 31, 2021	$12

In conjunction with the closure of the two smaller CRB Mills in 2022, the Company currently expects to incur charges associated with these exit activities for post-employment benefits, retention bonuses and incentives in the range of $15 million to $20 million and for accelerated depreciation and inventory and asset write-offs in the range of $50 million to $60 million. Additionally, the Company expects to incur start-up charges of $15 million for the new CRB paper machine in 2021. Through March 31, 2021, the Company has incurred cumulative exit activity charges for post-employment benefits, retention bonuses and incentives of $12 million, accelerated depreciation and inventory and asset write-offs of $32 million, and start-up charges for the new CRB paper machine of $2 million.

For the closures of the White Pigeon, Michigan CRB mill and the shutdown of the PM1 containerboard machine in West Monroe, Louisiana, the Company has incurred cumulative exit activity charges for post-employment benefits of $2 million and accelerated depreciation and inventory and asset write-offs of $17 million through March 31, 2021. The Company does not expect to incur any additional significant charges related to these closures.

NOTE 13 — SUBSEQUENT EVENTS

Amended and Extended Credit Agreement

On April 1, 2021, the Company entered into a Fourth Amended and Restated Credit Agreement to extend the maturity date of certain of its Senior Secured Term Loan Facilities and Senior Secured Revolving Credit Facilities and to amend certain other terms of the agreement including revised debt covenants and collateral requirements. Under the terms of the agreement, $975 million of the Company’s Senior Secured Term Loan Facilities remains outstanding. The Company added approximately $400 million to its Senior Secured Revolving Credit Facilities. $550 million of the Senior Secured Term Loan Facilities and all of the Senior Secured Revolving Credit Facility loans continue to bear interest at a floating rate per annum ranging from LIBOR plus 1.25% to LIBOR plus 2.00%, determined using a pricing grid based upon the Company’s consolidated total leverage ratio from time to time, and the maturity for these loans were extended from January 1, 2023 to April 1, 2026. $425 million of the Senior Secured Term Loan Facilities continue to bear interest at a fixed rate per annum equal to 2.67% and mature on their originally scheduled maturity date of January 14, 2028.

Acquisition

On April 27, 2021, the Company announced that it has entered into an agreement to acquire Americraft Carton, Inc. (“Americraft”), a leader in paperboard folding cartons in North America for approximately $280 million plus approximately $8 million for recently purchased equipment subject to customary working capital true-up. The proposed acquisition includes seven converting facilities across the United States and represents a significant opportunity for continued paperboard integration. Americraft will add approximately $200 million in sales and is expected to be reported within the Americas Paperboard Packaging reportable segment. The proposed transaction is expected to close in the second or third quarter of 2021.

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

➢    Overview of 2021 Results

➢    Results of Operations

➢    Financial Condition, Liquidity and Capital Resources

➢    Critical Accounting Policies

➢    New Accounting Standards

➢    Business Outlook

OVERVIEW OF BUSINESS

The Company’s objective is to strengthen its position as a leading provider of sustainable fiber-based packaging solutions. To achieve this objective, the Company offers customers its paperboard, cartons, cups, lids, foodservice containers and packaging machines, either as an integrated solution or separately. Cartons, carriers and containers are designed to protect and hold products. Product offerings include a variety of laminated, coated and printed packaging structures that are produced from the Company’s CRB, CUK and SBS paperboard. Innovative designs and combinations of paperboard, films, foils, metallization, holographics and embossing are customized to the individual needs of the customers.

The Company is implementing strategies (i) to expand market share in its current markets and to identify and penetrate new markets; (ii) to capitalize on the Company’s customer relationships, business competencies, and mills and folding carton assets; (iii) to develop and market innovative, sustainable products and applications that benefit from consumer-led sustainability trends; and (iv) to continue to reduce costs by focusing on operational improvements. The Company’s ability to fully implement its strategies and achieve its objectives may be influenced by a variety of factors, many of which are beyond its control, such as inflation of raw material and other costs, and the effect of overcapacity in the worldwide paperboard packaging industry.

Significant Factors That Impact the Company’s Business and Results of Operations

COVID-19 Pandemic. Many uncertainties remain regarding the current novel coronavirus (“COVID-19”) pandemic, including the anticipated duration of the pandemic, and the extent of local and worldwide social, political, and economic disruption it may cause. While the COVID-19 pandemic has not materially impacted the Company's overall business, operations, or financial results to date, it may have far-reaching impacts on many aspects of the Company's operations, including impacts on customer and consumer behaviors, business and manufacturing operations, inventory, accounts receivable, the Company’s employees, and the market generally. The Company will continue to assess the evolving impact of the COVID-19 pandemic and intends to make adjustments to its business accordingly, such as to match the Company's supply with demand by adjusting mill maintenance outages and taking market downtime where appropriate.

Impact of Inflation/Deflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine and hardwood fiber, chemicals, secondary fibers, purchased paperboard, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Costs increased in the first three months of 2021 by $47 million, compared to the first three months of 2020. The higher costs in the three months ended March 31, 2021 were due to higher labor and benefit costs ($11 million), freight ($10 million), secondary fiber cost ($9 million), chemicals ($9 million), energy ($5 million), external board ($3 million) and other costs, net ($4 million), partially offset by decreases in wood ($4 million).
Because the price of natural gas experiences significant volatility, the Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has entered into natural gas swap contracts to hedge prices for a portion of its expected usage for 2021 and all of 2022. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur.

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

In addition, the Company’s sales are driven by consumer buying habits in the markets its customers serve, and recently we have seen net organic sales growth driven by the consumers desire for sustainable packaging solutions and increased at home consumption. Changes in consumer dietary habits and preferences, increases in the costs of living, unemployment rates, access to credit markets, as well as other macroeconomic factors, may negatively affect consumer spending behavior. New product introductions and promotional activity by the Company’s customers and the Company’s introduction of new packaging products also impact its sales.

Debt Obligations. The Company had an aggregate principal amount of $3,865 million of outstanding debt obligations as of March 31, 2021. This debt has consequences for the Company, as it requires a portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and may restrict the Company’s ability to obtain additional financing. Covenants in the Company’s Third Amended and Restated Credit Agreement (as amended by the Incremental Facility Amendment) and the Amended and Restated Credit Agreement (collectively, the “Current Credit Agreement”) and the indentures governing the 4.875% Senior Notes due 2022, 4.125% Senior Notes due 2024, 0.821% Senior Notes due 2024, 1.512% Senior Notes due 2026, 4.75% Senior Notes due 2027, 3.50% Senior Notes due 2028 and 3.50% Senior Notes due 2029 (the “Indentures”) may, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, pay membership distributions, make other restricted payments and make acquisitions or other investments. The Amended and Restated Credit Agreement and the Term Loan Credit Agreement also require compliance with a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See "Covenant Restrictions" in “Financial Condition, Liquidity and Capital Resources” for additional information regarding the Company’s debt obligations.

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

OVERVIEW OF FIRST QUARTER 2021 RESULTS

This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of the Company's results of operations on a Consolidated basis:

•Net Sales for the three months ended March 31, 2021, increased $50 million or 3% to $1,649 million from $1,599 million for the three months ended March 31, 2020, due to improved volume related to the acquisitions of Quad and Greif in 2020, organic sales growth including from conversions to fiber-based packaging solutions and new product introductions, and favorable foreign exchange partially offset by lower open market volume of our paperboard, one fewer selling day due to leap year, and lower selling prices.

•Income from Operations for the three months ended March 31, 2021 decreased $52 million or 33% to $108 million from $160 million for the three months ended March 31, 2020 due to unfavorable commodity and other inflation (primarily labor and benefits), downtime and mitigation costs related to Winter Storm Uri, lower open market volume of our paperboard, one fewer selling day due to leap year, mix, higher levels of maintenance and downtime costs, and lower pricing, offset by cost savings from continuous improvement and other programs, organic sales growth and acquisitions, and favorable foreign exchange.

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

RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
In millions	2021	2020
Net Sales	$1,649	$1,599
Income from Operations	108	160
Nonoperating Pension and Postretirement Benefit Income (Expense)	2	(151)
Interest Expense, Net	(30)	(34)
Income (Loss) before Income Taxes	80	(25)
Income Tax (Expense) Benefit	(3)	1
Net Income (Loss)	$77	$(24)

FIRST QUARTER 2021 COMPARED WITH FIRST QUARTER 2020

Net Sales

	Three Months Ended March 31,
In millions	2021	2020	Increase	Percent Change
Consolidated	$1,649	$1,599	$50	3%

The components of the change in Net Sales are as follows:

	Three Months Ended March 31,
		Variances
In millions	2020	Price	Volume/Mix	Exchange	Total	2021
Consolidated	$1,599	$(3)	$33	$20	$50	$1,649

The Company’s Net Sales for the three months ended March 31, 2021 increased by $50 million or 3% to $1,649 million from $1,599 million for the three months ended March 31, 2020 due to Net Sales of $60 million from the acquisitions of Quad and Greif in 2020, organic sales growth including from conversions to fiber-based packaging solutions and new product introductions, and favorable foreign exchange, primarily the Euro, British Pound, Australian Dollar, and Canadian Dollar, partially offset by lower open market volume of our paperboard, one fewer selling day due to leap year, and lower selling prices. Core converting volumes were up, primarily in global beverage, dry foods, frozen foods, pet care and dairy, offset by declines in foodservice packaging including cups, and tissue. The COVID-19 pandemic had a positive impact on volumes in the first quarter of 2021 for food and beverage packaging offset by a reduction in demand for some foodservice products.

Income from Operations

	Three Months Ended March 31,
In millions	2021	2020	Decrease	Percent Change
Consolidated	$108	$160	$(52)	(33)%

The components of the change in Income from Operations are as follows:

	Three Months Ended March 31,
		Variances
In millions	2020	Price	Volume/Mix	Inflation	Exchange	Other (a)	Total	2021
Consolidated	$160	$(3)	$(3)	$(47)	$4	$(3)	$(52)	$108

(a) Includes the Company's cost reduction initiatives, planned mill maintenance costs, mill market downtime costs, expenses related to acquisitions and integration activities, exit activities and shutdown and other special charges.

Income from Operations for the three months ended March 31, 2021 decreased $52 million or 33% to $108 million from $160 million for the three months ended March 31, 2020. The first quarter of 2021 was negatively impacted by $29 million of Winter Storm Uri related downtime and mitigation costs, unfavorable commodity and other inflation (primarily labor and benefits), lower open market volume of our paperboard, one fewer selling day due to leap year, mix, higher levels of maintenance and downtime costs, and lower pricing. Income from Operations was positively impacted by cost savings from continuous improvement and other programs, organic sales growth and acquisitions, and favorable foreign exchange.

Inflation increased for the three months ended March 31, 2021 by $47 million due to higher labor and benefit costs ($11 million), freight ($10 million), secondary fiber cost ($9 million), chemicals ($9 million), energy ($5 million), external board ($3 million) and other costs, net ($4 million), partially offset by decreases in wood ($4 million).

Nonoperating Pension and Postretirement Benefit

Nonoperating Pension and Postretirement Benefit was income of $2 million for the three months ended March 31, 2021 versus an expense of $151 million for the three months ended March 31, 2020. The decrease in expense was due to a settlement charge of $153 million associated with the Company’s purchase of a group annuity contract that transferred the remaining pension obligation under the largest U.S. Plan of approximately $713 million to an insurance company in the three months ended March 31, 2020.

Interest Expense, Net

Interest Expense, Net was $30 million and $34 million for the three months ended March 31, 2021 and 2020, respectively. Interest Expense, Net decreased due to lower interest rates, partially offset by higher debt balances as compared to the same period in the prior year. As of March 31, 2021, approximately 18% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During the three months ended March 31, 2021, the Company recognized Income Tax Expense of $3 million on Income before Income Taxes of $80 million. The Company is classified as a disregarded entity for U.S. income tax purposes and is generally not subject to domestic income tax expense. As a result, the consolidated financial statements exclude the tax effect of domestic earnings with the exception of state income tax for certain states that directly tax the operations of disregarded entities. The consolidated financial statements include the local country tax effect of foreign earnings generated by the Company’s wholly-owned international subsidiaries.

During the three months ended March 31, 2020, the Company recognized Income Tax Benefit of $1 million on Loss before Income Taxes of $25 million.

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

Americas Paperboard Packaging includes paperboard packaging, primarily folding cartons, sold primarily to Consumer Packaged Goods ("CPG") companies, and cups, lids and food containers sold primarily to foodservice companies and Quick-Service Restaurants ("QSR"), serving the food, beverage, and consumer product markets in the Americas.

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

	Three Months Ended
	March 31,
In millions	2021	2020
NET SALES:
Paperboard Mills	$237	$269
Americas Paperboard Packaging	1,169	1,123
Europe Paperboard Packaging	206	177
Corporate/Other/Eliminations(a)	37	30
Total	$1,649	$1,599

(LOSS) INCOME FROM OPERATIONS:
Paperboard Mills	$(27)	$(23)
Americas Paperboard Packaging	121	195
Europe Paperboard Packaging	20	12
Corporate and Other(b)	(6)	(24)
Total	$108	$160
(a) Includes revenue from contracts with customers for the Australia and Pacific Rim operating segments.
(b) Includes expenses related to business combinations, shutdown and other special charges, and exit activities.

2021 COMPARED WITH 2020

First Quarter 2021 Compared to First Quarter 2020

Paperboard Mills

Net Sales decreased from prior year due to lower open market volume and mix. Lower open market volume was primarily due to the closure of the White Pigeon, Michigan CRB mill and the shut down the PM1 containerboard machine in West Monroe, Louisiana and fewer production and one fewer selling day due to leap year. The Company also internalized more paperboard tons.

Loss from Operations increased due to downtime and mitigation costs related to Winter Storm Uri, commodity inflation, lower open market volume, higher levels of maintenance and downtime costs, higher labor and benefits costs, and mix of open market volume partially offset by productivity improvements, including benefits from capital projects. The commodity inflation was primarily due to higher prices for freight, secondary fiber, energy, and chemicals offset by lower prices for wood.

Americas Paperboard Packaging

Net Sales increased due to the Greif and Quad acquisitions, organic sales growth including conversions to our fiber-based packaging solutions, new product introductions, and favorable foreign currency exchange rates offset by lower volume due to fewer shipping days and lower selling prices. Higher volumes in global beverage, frozen foods, pet care, dry foods and dairy were offset by declines in tissue and foodservice packaging including cups. In beverage, volumes increased in most categories including soft drink, craft and specialty, and big beer. The COVID-19 pandemic had a positive impact on volumes in the first quarter of 2021 for food and beverage packaging offset by a reduction in demand for some foodservice products.

Income from Operations decreased due to downtime and mitigation costs related to Winter Storm Uri, commodity inflation, other inflation (primarily labor and benefits), higher levels of maintenance and downtime costs, one fewer selling day due to leap year, and lower selling prices offset by higher volumes including from organic sales growth and acquisitions and cost savings through continuous improvement and other programs. The commodity inflation was primarily due to higher prices for freight, secondary fiber, energy, chemicals and external board offset by lower prices for wood.

Europe Paperboard Packaging

Net Sales increased due to increased volumes led by beverage and convenience, favorable foreign currency exchange rates, and mix.

Income from Operations increased due to increased volumes, mix, and cost savings through continuous improvement and other programs offset by commodity inflation and higher labor and benefits costs.

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

Cash Flows

	Three Months Ended
	March 31,
In millions	2021	2020
Net Cash Provided by (Used in) Operating Activities	$48	$(75)
Net Cash Used in Investing Activities	$(120)	$(176)
Net Cash Provided by Financing Activities	$7	$218

Net cash provided by operating activities for the first three months of 2021 totaled $48 million compared to $75 million used in operating activities for the same period in 2020. The favorable increase was mainly due to improved working capital compared to the prior year period driven by the Company’s increased utilization of its accounts receivable sale and securitization programs during Q1 2021. Pension contributions for the first three months of 2021 and 2020 were $14 million and $1 million, respectively.

Net cash used in investing activities for the first three months of 2021 totaled $120 million, compared to $176 million for the same period in 2020. Capital spending was $146 million and $154 million in 2021 and 2020, respectively. In 2020, the Company paid $41 million for the Quad acquisition. Net cash receipts related to the accounts receivable securitization and sale programs were $28 million and $21 million in 2021 and 2020, respectively.

Net cash provided by financing activities for the first three months of 2021 totaled $7 million, compared to $218 million provided by financing activities for the same period in 2020. Current year activities include a debt drawing of $425 million Incremental Term A-2 Facility and used the proceeds, together with cash on hand, to redeem its 4.75% Senior Notes due in 2021. Other current year activities includes an offering of $400 million aggregate principal amount of 0.821% Senior Notes due 2024, and a debt offering of $400 million aggregate principal amount of 1.512% Senior Notes due 2026. The net proceeds of $796 million were used by the Company to repay a portion of the outstanding borrowings under GPIL's term loan credit facilities, which is under its senior secured credit facility. The Company also made membership distributions of $186 million including $150 million to allow GPIP to purchase 9.3 million partnership units from IP. Additionally, the Company made borrowings under revolving credit facilities primarily for capital spending, membership distributions and payments on debt of $9 million. In the prior year period, the Company had a debt offering of $450 million aggregate principal amount of 3.50% Senior Notes due 2028. The Company also made borrowings under revolving credit facilities primarily for capital spending and payments on debt of $9 million. The Company also paid membership distributions of $405 million to GPIP, which is primarily made up of $250 million partnership units from GPIP to purchase 15.1 million partnership units from IP and $119 million to allow GPIP to repurchase 9.7 million partnership units from GPI Holding.

Supplemental Guarantor Financial Information

As further discussed in “Note 3 – Debt,” the Senior Notes issued by GPIL (the “Issuer”) are guaranteed by certain domestic subsidiaries (the “Subsidiary Guarantors”), which consist of all material 100% owned subsidiaries of GPIL other than its foreign subsidiaries. The Company’s remaining subsidiaries (the “Nonguarantor Subsidiaries”) include all of GPIL’s foreign subsidiaries and immaterial domestic subsidiaries. The Subsidiary Guarantors are jointly and severally, fully and unconditionally liable under the guarantees.

The summarized financial information below is presented on a combined basis, consisting of the Issuer and Subsidiary Guarantors (collectively, the “Obligor Group”), and is presented after the elimination of: (i) intercompany transactions and balances among the Issuer and Subsidiary Guarantors, and (ii) equity in earnings from and investments in the Nonguarantor Subsidiaries.

In millions	Three Months Ended March 31, 2021
SUMMARIZED STATEMENTS OF OPERATIONS
Net Sales(a)	$1,376
Cost of Sales	1,170
Income from Operations	91
Net Income	60
(a) Includes Net Sales to Nonguarantor Subsidiaries of $135 million.

In millions	March 31, 2021	December 31, 2020
SUMMARIZED BALANCE SHEET
Current assets (excluding intercompany receivable from Nonguarantor)	$1,133	$1,131
Noncurrent assets	5,251	5,033
Intercompany receivables from Nonguarantor	344	334
Current liabilities	956	1,513
Noncurrent liabilities	4,054	3,411

Liquidity and Capital Resources

The Company's liquidity needs arise primarily from the funding of its capital expenditures, debt service on its indebtedness, ongoing operating costs, working capital, and membership distributions. Principal and interest payments under the term loan facilities and the revolving credit facilities, together with principal and interest payments on the Company's 4.875% Senior Notes due 2022, 4.125% Senior Notes due 2024, 0.821% Senior Notes due 2024, 1.512% Senior Notes due 2026, 4.75% Senior Notes due 2027, 3.50% Senior Notes due 2028, and 3.50% Senior Notes due 2029 (the "Notes"), represent liquidity requirements for the Company. Based upon current levels of operations, anticipated cost savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its revolving credit facilities and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, necessary capital expenditure program requirements and ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see “Covenant Restrictions” below) will be subject to future economic conditions, including conditions in the credit markets, and to financial, business and other factors, many of which are beyond the Company's control, and will be substantially dependent on the selling prices and demand for the Company's products, raw material and energy costs, and the Company's ability to successfully implement its overall business and profitability strategies.

The Company has entered into agreements to sell, on a revolving basis, certain trade accounts receivable to third party financial institutions. Transfers under these agreements meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification"). The loss on sale is not material and is included in Other Expense, Net line item on the Condensed Consolidated Statement of Operations. The following table summarizes the activity under these programs for the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended
	March 31,
In millions	2021	2020
Receivables Sold and Derecognized	$758	$610
Proceeds Collected on Behalf of Financial Institutions	685	609
Net Proceeds Received From (Paid to) Financial Institutions	62	(5)
Deferred Purchase Price at March 31	9	7
Pledged Receivables at March 31	160	264

The Company participates in supply chain financing arrangements offered by certain customers and has entered into various factoring arrangements that also qualify for sale accounting in accordance with the Transfers and Servicing topic of the FASB Codification. For the three months ended March 31, 2021 and 2020, the Company sold receivables of $125 million and $72 million, respectively, related to these factoring arrangements.

Receivables sold under all programs subject to continuing involvement, which consists principally of collection services, were $689 million and $621 million as of March 31, 2021 and December 31, 2020, respectively.

Covenant Restrictions

Covenants contained in the Current Credit Agreement and the Indentures may, among other things, limit the ability to incur additional indebtedness, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, pay membership distributions, and make other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of the indentures under which the Notes are issued, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions, together with disruptions in the credit markets, could limit the Company's ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.
Under the terms of the Current Credit Agreement, the Company must comply with a maximum Consolidated Total Leverage Ratio covenant and a minimum Consolidated Interest Expense Ratio covenant. The Third Amended and Restated Credit Agreement, which contains the definitions of these covenants, was filed as an exhibit to the Company's Form 8-K filed on January 2, 2018.

The Current Credit Agreement requires that the Company maintain a maximum Consolidated Total Leverage Ratio of less than 4.25 to 1.00. At March 31, 2021, the Company was in compliance with such covenant and the ratio was 3.43 to 1.00.

The Company must also comply with a minimum Consolidated Interest Expense Ratio of 3.00 to 1.00. At March 31, 2021, the Company was in compliance with such covenant and the ratio was 8.83 to 1.00.

As of March 31, 2021, the Company's credit was rated BB+ by Standard & Poor's and Ba1 by Moody's Investor Services. Standard & Poor's and Moody's Investor Services' ratings on the Company included a stable outlook.

Capital Investment

The Company’s capital investment in the first three months of 2021 was $146 million compared to $154 million in the first three months of 2020. The capital investments were primarily due to planned asset upgrades at the U.S.-based mills, including the new CRB paper machine in Kalamazoo, MI discussed in "Note 12 — Exit Activities," and continued investments made as part of the integration of acquisitions.

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

For further discussion of the Company’s environmental matters, see "Note 8 — Environmental and Legal Matters" in the Notes to Condensed Consolidated Financial Statements.

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

The Company’s most critical accounting policies, which require significant judgment or involve complex estimations, are described in GPIL's Form 10-K for the year ended December 31, 2020.

The Company performed its annual goodwill impairment tests as of October 1, 2020. The Company concluded that all reporting units with goodwill have a fair value that exceeds their carrying value, and thus goodwill was not impaired. The Foodservice and Australia reporting units had fair values that exceed their respective carrying values by 17% and 37%, respectively, whereas all other reporting units exceeded by more than 45%. The Foodservice and Australia reporting units had goodwill totaling $43 million and $16 million, respectively at March 31, 2021. While the Company does not believe that the impact on the business to date of the COVID-19 pandemic has triggered the need to perform an impairment test on goodwill, the Company will continue to assess the impact on its business and will perform its annual goodwill impairment tests as of October 1, 2021.

NEW ACCOUNTING STANDARDS

For a discussion of recent accounting pronouncements impacting the Company, see "Note 1 — General Information" in the Notes to Condensed Consolidated Financial Statements.

BUSINESS OUTLOOK

Total capital investment for 2021 is expected to be approximately $700 million.

The Company also expects the following in 2021:

•Depreciation and amortization expense of approximately $460 million, excluding $5 million of pension amortization and $24 million of accelerated depreciation related to exit activities.

•Pension plan contributions between $10 million and $20 million, excluding $14 million reflected as a contribution to the remaining U.S defined benefit plan that effectively utilized a portion of the excess balance related to the terminated U.S. defined benefit plan.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, “Item 7A, Quantitative and Qualitative Disclosure about Market Risk”, in the Company’s Form 10-K for the year ended December 31, 2020. There have been no significant developments with respect to derivatives or exposure to market risk during the first three months of 2021. For a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see the Company’s Form 10-K for the year ended December 31, 2020 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to a number of lawsuits arising in the ordinary conduct of its business. Although the timing and outcome of these lawsuits cannot be predicted with certainty, the Company does not believe that disposition of these lawsuits will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. For more information see "Note 8 — Environmental and Legal Matters" in the Notes to Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in GPIL's Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Directors’ Non-Qualified Deferred Compensation Plan effective January 1, 2021.

14.1	Code of Business Conduct and Ethics effective as of January 1, 2021.

31.1	Certification required by Rule 13a-14(a).

31.2	Certification required by Rule 13a-14(a).

32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHIC PACKAGING INTERNATIONAL, LLC
(Registrant)

/s/ STEPHEN R. SCHERGER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 27, 2021
Stephen R. Scherger

/s/ CHARLES D. LISCHER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	April 27, 2021
Charles D. Lischer