Form 10-K/A
period 2020-12-31
GRAPHIC PACKAGING INTERNATIONAL, LLC
filed 2021-04-28
CIK 1005011

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
for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2021 (the “Form
10-K”)
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
The Executive Officers of the Company are the same as the Executive Officers of its ultimate, publicly-traded parent company, GPHC. Compensation of the Company’s Executive Officers is determined by the Compensation and Management Development Committee of the Board of Directors of GPHC and, in the case of Mr. Doss, the full Board of Directors of GPHC. No Executive Officer of the Company receives additional compensation for serving as an officer of GPHC. As a result, the Company’s principal executive officer (Mr. Michael P. Doss), principal financial officer (Mr. Stephen R. Scherger), and the Company’s three other most highly paid executive officers who were serving as executive officers on December 31, 2020 (collectively, the “Named Executive Officers”) are the same as GPHC’s named executive officers for 2020. Accordingly, the Compensation Discussion and Analysis and the tabular and narrative compensation disclosures contained in this Amendment No. 1 to the Company’s Form
10-K/A
are essentially the same as those contained in GPHC’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 2, 2021.
Because the Compensation and Management Development Committee of GPHC, together with the Board of Directors of GPHC, establishes the compensation of the Company’s Named Executive Officers, the report of the Compensation and Management Development Committee of GPHC is included herein, together with information on compensation committee interlocks and insider participation related to the Compensation and Management Development Committee of GPHC.

Compensation Matters
COMPENSATION AND MANAGEMENT DEVELOPMENT COMMITTEE REPORT
The members of GPHC’s Compensation and Management Development Committee during 2020 listed below reviewed and discussed the following Compensation Discussion and Analysis with management of the Company. Based on such review and discussion, the Compensation and Management Development Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement and incorporated by reference into the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2020.
Compensation and Management Development
Committee
Robert A. Hagemann, Chairman
Laurie Brlas
David D. Campbell
Dean A. Scarborough
Larry M. Venturelli
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis section (“CD&A”) describes the Company’s compensation principles, policies and practices, as well as the specific factors considered by the Compensation and Management Development Committee (referred to in this CD&A as the “Committee”) in making compensation decisions. This CD&A focuses on the compensation of our named executive officers (referred to herein as our “Named Executive Officers” or our “Executives”), who are set forth in the first table below and included in the Summary Compensation Table and other tables in this Proxy Statement.
CD&A
At-a-Glance
Named Executive Officers:

Name	Position at December 31, 2020	Tenure at Company	Total 2020 Compensation

Michael P. Doss	President and Chief Executive Officer	31 Years	$8,009,101

Stephen R. Scherger	Executive Vice President and Chief Financial Officer	9 Years	$3,000,509

Michael J. Farrell	Executive Vice President, Mills	15 Years	$1,694,664

Lauren S. Tashma	Executive Vice President, General Counsel and Secretary	7 Years	$1,821,374

Joseph P. Yost	Executive Vice President Americas	24 Years	$2,354,663
Compensation Philosophy:

•	Pay for performance

•	Align the interests of Executives with those of our stockholders

•	Attract, retain, motivate and reward high-performing Executives
Target Total Compensation for NEOs: ~ 50
th
Percentile of Peer Group Similar Officers

Compensation Components:

Short-Term Compensation	Base Salary

Cash Incentive under the Management Incentive Plan (“MIP”)

Long-Term Compensation	Equity Compensation: 1/3 Service Restricted Stock Units (“Service RSUs”) 2/3 Performance Restricted Stock Units (“Performance RSUs”)

Retirement Benefits

Other	Health and Welfare Benefits

Termination Pay

President and CEO	Other Named Executive Officers

2020 BUSINESS HIGHLIGHTS

➤	Increased annual net revenue by 6.5% with net organic sales increasing 4.0% over 2019

➤	Achieved Adjusted EBITDA of $1,070 Million, up 3.9% over prior year

➤	Achieved pre-pandemic performance goals for MIP and LTIP

➤	Returned $918 million to stakeholders through dividends, distributions, partnership redemptions and share repurchases
2020 COMPENSATION HIGHLIGHTS

➤	Launched Top-Up Awards program to provide rewards under the MIP for adoption of specific behaviors to drive the Company’s growth strategy and attainment of Vision 2025 goals

➤	Amended MIP to allow up to a 35% individual performance adjustment (up or down) to create differentiation and drive a high-performance culture
Performance Goals

		Target	Achievement
2020 MIP	Annual Adjusted EBITDA (Weighted 50%)	$1,070 million	$1,070 million
(Paid in early 2021)	Annual Cash Flow before Debt Reduction (Weighted 50%)	$520 million	$520 million
	Payout		100%

		Target	Achievement
2017 Performance RSUs	3-Year Aggregate Adjusted EBITDA (Weighted 50%)	$2,430 million	$2,713 million
(Paid out in 2020)	3-Year Average Return on Invested Capital (Weighted 50%)	12.88%	10.96%
	Payout		100%

CEO Pay Ratio		Say-on-Pay Voting History
2020	147:1	2020	95% Approval
2019	151:1	2019	95% Approval
2018	135:1	2018	93% Approval

Executive Summary
Our compensation programs reflect our commitment to pay for performance and align the interests of our key employees with those of our stockholders. Executive compensation plans are designed to support the Company’s annual financial goals and long-term strategic plan, as well as to promote stockholder value creation. A significant portion of the compensation packages of our Executives is intended to be at-risk
pay for performance earned based on specific financial and operational achievements. During 2020, the Company:

•	delivered exceptional service and quality to our customers despite challenges posed by the pandemic;

•	completed two tuck-under acquisitions;

•	grew Net Sales 6.5% over 2019, driven by net organic sales growth of 4.0%, which was well above the 1.0% to 2.0% multi-year goal established in connection with the Company’s Vision 2025;

•	maintained performance goals for the 2020 MIP and previously granted Performance RSUs at pre-pandemic levels;

•	returned $918 million of cash to stakeholders through a combination of dividends, distributions, partnership redemptions and share repurchases; and

•	continued to execute against the Company’s Vision 2025 goals for sustainability and growth.
Throughout 2020, our compensation program performed as designed, allowing the Company to attract new talent, retain important members of management and reward key members of management appropriately for performance. A significant management accomplishment during 2020 was the Company’s response to the
Covid-19
pandemic. The Company reacted quickly with a business continuity plan to meet our employees’ health and safety needs while delivering on our customers’ evolving demands. As part of the business continuity plan, the Company provided front-line production workers with a total of $5.0 million in incentive payments and donated $500,000 to local food banks in the communities where employees live and work. Numerous actions, such as the installation of plexiglass barriers and walk-through temperature scanners, the reconfiguration of break rooms to promote social distancing and the provision of face masks for production employees were established at production facilities. The Company also quickly transitioned to a remote staffing model for all non-production
employees, providing laptops and monitors and other supplies so that non-production
employees could work from home. These steps enabled the Company to operate continuously and effectively, thereby meeting our employees’ and customers’ needs. As a result, following a review of the 2020 MIP and Performance RSU performance goals approved prior to the
Covid-19
pandemic, the Committee determined that no adjustments were required to the performance goals. The performance goals continued to be relevant and, while the business environment was undoubtedly more complex, the Company’s ability to meet the performance goals remained appropriately challenging without encouraging undue risk, thereby appropriately supporting the Company’s commitment to pay for performance. Based on the Company’s strong financial and operational performance, the Committee approved the payout under the MIP for all participants at 100% of target, subject to business unit and individual performance adjustments.
As demonstrated below, the total compensation of our President and CEO and the aggregate total compensation of our other NEOs for each of the past five years (as set forth in the Summary Compensation Table but excluding changes in pension value) is generally aligned with the performance and value of the Company as reflected in the price of its common stock at year end.

CEO and Other NEO Compensation v. Stock Price Performance

Compensation Design and Market Positioning
The Company’s compensation programs are designed to attract, retain, motivate and reward the Executives responsible for leading the business in a manner that directly aligns the Executives’ interests with those of the Company’s stockholders. To accomplish these objectives, the Committee sets each of the primary components of the Company’s executive compensation program, (base salary, short-term cash incentive and long-term equity-based incentives), at a market-competitive rate, which is determined by reference to the 50 th
 percentile of the relevant peer group (the Industry Specific Peer Group for the CEO and CFO, and the Survey Peer Group for the other NEOs), resulting in each Executive’s total compensation opportunity being set at approximately the 50 th
 percentile of the relevant peer group’s total pay for executives with similar positions and responsibilities. The Committee does not employ a mechanical process based on external compensation data, however, as other considerations such as time in position, tenure, position and succession within the Company are considered. As data for the relevant peer group fluctuates or the peer group members are updated to reflect changes in the market, the Committee may make adjustments in one or more components of compensation to more closely align with market. The Committee and, with respect to the President and CEO, the Board of Directors, have full discretion to choose the elements of executive compensation that the Executives will be paid or will be eligible to earn each year and to adjust the proportion of total compensation opportunity that each element provides. Company performance, market data, individual performance, executive succession, hiring and retention needs and internal equity among our Executives’ compensation packages have been the primary factors considered in decisions to change compensation materially.
Peer Group and Market Data
Annually we obtain an analysis of compensation market data to assist in setting pay opportunities for our Executives for the following year. Compensation of the Executives is compared to the pay opportunities provided to executives holding comparable positions at companies with which we compete for business and for talent. The companies used for this comparison are recommended by the Company and the Committee’s compensation consultant and approved by the Committee. Both peer groups are reviewed annually and updated, if necessary, to ensure their appropriateness given any market changes.
The companies used to develop 2020 executive compensation are listed below. The Company added Berry Global Group, Inc. and Domtar Corporation to its Industry Specific Peer Group to replace comparator companies that had been acquired and were, therefore, no longer appropriate comparator companies. The Company’s Industry Specific Peer Group overlapped the peer groups used by ISS and Glass Lewis by 79% and 67% respectively. The Company added seven companies to the Survey Peer Group to replace companies that had been acquired and were no longer appropriate comparator companies or companies that had dropped out of the survey group.

Industry Specific Peer Group

Characteristics	Publicly-traded companies Revenue of approximately 1/3 to 3x the Company’s at 2018 FYE

Relative Size
Median revenue of $6,877 million at 2018 FYE

Median market cap of $6,414 million as of September 30, 2019

Company’s market cap was $4,336 million as of September 30, 2019

Company’s Net Revenue was $6,023 million at 2018 FYE

Purpose	Data sourced from public filings Primary reference for the CEO and CFO Secondary reference for the other executive officer roles

Companies	AptarGroup, Inc. Avery Dennison Corporation Ball Corporation Berry Global Group, Inc. Crown Holdings, Inc. Domtar Corporation Greif, Inc.	Owens-Illinois, Inc. Packaging Corporation of America, Inc. Sealed Air Corporation Silgan Holdings, Inc. Sonoco Products Company WestRock Company

Survey Peer Group

Characteristics	Broader set of industrial companies (not all publicly traded) Revenue of approximately 1 ⁄ 2 to 2X the Company at 2018 FYE

Relative Size	Median revenue of $6,992 million at 2018 FYE Median market cap of $8,952 million as of 2018 FYE

Purpose	Data sourced from survey responses Primary reference for executive officer roles other than CEO and CFO

Companies
Air Products and Chemicals, Inc.

Armstrong World Industries, Inc.

Ball Corporation

Berry Global Group, Inc.

Borg Warner Inc.

Builders First Source, Inc.

Domtar Corporation

Dover Corporation

Eastman Chemical Company

Ecolab Inc.

Herman Miller, Inc.

International Paper Company

ITT Corporation

Leggett & Platt Incorporated

Martin Marietta Materials, Inc.

Masco Corp

Mohawk Industries, Inc.

Molson Coors Brewing Company

Owens-Illinois Inc.

Packaging Corporation of America, Inc.

Rockwell Automation, Inc.

Sonoco Products Company

Steelcase, Inc.

The Scott’s
Miracle-Gro
Company

Tupperware Brands Corporation

Vulcan Materials Company

WestRock Company

Pay and Performance
Although target compensation for each of our Executives is established at the beginning of each year with reference to the 50 th
percentile of the relevant peer group, each Executive’s actual compensation each year may be above or below the target level based on individual, business unit and overall Company performance, as well as changes in the price of the Company’s common stock. The Committee believes that the Company’s compensation program has been successful in aligning pay levels with the performance of the Company over time. The chart below illustrates the relationship between the total compensation of the CEO and the aggregate compensation of the other NEOs and the Company’s Adjusted EBITDA. Adjusted EBITDA is used by the Company as a performance measure for both the MIP and the long-term equity incentive program because it measures the operational effectiveness of the whole organization while adjusting out those charges or credits that are unrelated to core operations or that are intended to benefit the Company in the long term.
CEO and Other NEO Compensation v. Adjusted EBITDA Performance

Key Compensation Practices
Below are certain of the Company’s executive compensation practices that we believe are instrumental in achieving the Company’s compensation goals while mitigating risk and maintaining sound compensation practices.

What we do:	What we don’t do:

✓ Maintain a compensation mix that encourages employees to focus on achieving Company-wide profitability and strategic goals over both the short and long term

✓ Structure the majority of compensation paid to Executives as performance-based compensation

✓ Annually benchmark compensation with reference to the 50
th
percentile of peer group companies with which we may compete for talent

✓ Establish payout caps on short-term and long-term incentive compensation awards

✓ Retain an independent compensation consultant that is engaged by and reports directly to the Committee

✓ Subject short-term and long-term incentive compensation awards to clawback in the event of misconduct resulting in a restatement

✓ Require executive officers and members of the Board to maintain minimum equity ownership levels

✓ Review the Company’s compensation plans and practices annually to ensure that they do not encourage excessive risk taking

✗  Permit hedging, pledging or short-sale transactions by our employees or members of our Board of Directors

✗  Pay dividends on unvested equity-based incentive awards

✗  Pay tax
gross-ups
on change of control severance benefits

✗  Provide excessive perquisites to our Executives

Role of our Stockholders
Our stockholders play an important advisory role in determining the appropriateness of the compensation paid to our Executives. At the Annual Meeting of Stockholders on May 20, 2020, 95% of the shares represented and entitled to vote at the Annual Meeting were voted to approve the compensation of the Company’s Named Executive Officers, as discussed and disclosed in the 2020 Proxy Statement. After considering the results of this advisory vote on executive compensation, as well as the advisory votes in 2019 and 2018 that were approved by 95% and 93%, respectively, the Committee concluded that the compensation paid to our Named Executive Officers and the Company’s overall pay practices enjoy strong stockholder support. Going forward, future advisory votes on executive compensation, including the vote on the executive compensation described in this Proxy Statement will serve as an additional tool to guide the Board and the Committee in evaluating the alignment of the Company’s executive compensation program with the interests of the Company and its stockholders.
Note that at the Annual Meeting of Stockholders on May 24, 2017, our stockholders expressed a preference that advisory votes on executive compensation occur every year. Consistent with this preference, the Board has implemented an advisory vote on executive compensation once every year. The next required vote on the frequency of stockholder votes will occur at the 2023 Annual Meeting of Stockholders.
Role of the Compensation and Management Development Committee
The Committee is responsible for establishing the Company’s general compensation philosophy and working with management to develop all equity compensation plans or programs and other compensation programs in which the executive officers participate. The Committee works to ensure that the Company’s practices, policies and programs, including its integrated talent management process and its diversity and inclusion programs, link pay to performance, encourage an appropriate degree of risk taking, are consistent with the Company’s objectives of attracting, retaining, rewarding and motivating key employees, and align the interests of key employees with those of stockholders. The Committee’s annual process for determining the compensation of each NEO is depicted below.

Compensation Process

In addition to setting compensation levels, the Committee annually reviews the Company’s compensation programs and assesses whether any risks arising from such practices, policies and programs are reasonably likely to have a material adverse effect on the Company. The Committee also reviews, evaluates and approves the Company’s health and welfare plan offerings and the Company’s retirement and savings plans to ensure their alignment with the market, effectiveness in attracting and retaining talent and cost effectiveness. The Committee is also responsible for reviewing the Company’s diversity and inclusion programs and integrated talent management processes to assess the success of these programs in facilitating the Company’s short- and long-term objectives. The Committee directs the annual succession planning process for executive officers and facilitates the Board’s review and approval of the President and CEO’s succession plan. The Committee also annually reviews compliance with executive shareholding requirements and monitors any application of the Company’s clawback policy.
Role of Compensation Consultants
The Committee retained Willis Towers Watson US LLC (“WTW”) to act as the Committee’s independent advisor on executive compensation and benefits throughout 2020. The mandate of the compensation consultant is to work for the Committee in its review of executive compensation practices and programs, including assessing the overall competitiveness of pay levels and program design, and providing updates on market trends and technical considerations. The Committee instructed the compensation consultant to compile and provide data on both total pay and individual elements of compensation among companies in the peer groups, as well as trends in compensation practices that they observed within the peer groups and generally among public companies. The Committee does not rely on the compensation consultant to recommend specific levels of total pay or any specific element of compensation to our Executives (other than the CEO for whom they make a recommendation); such recommendations are developed by management based on information provided by the compensation consultant and then presented to the Committee for consideration. Representatives of Meridian Compensation Partners (the Company’s compensation consultant prior to WTW) or WTW attended each of the five Committee meetings in 2020 at the Committee’s request and were available to provide information to the Committee as questions and issues arose.
The Committee completes an assessment of the compensation consultant annually. The Committee determined that the compensation consultant is independent after consideration of the SEC’s independence factors.
Role of Executive Officers
The President and CEO and Executive Vice President, Human Resources use the compensation consultant’s executive benchmarking data to make recommendations for base pay, MIP targets and LTIP targets for the Executives (other than the President and CEO). The Committee works with the compensation consultant to propose the compensation design and award amounts for the President and CEO.
Overview of Executive Compensation Components
The Committee evaluates the alignment between compensation philosophy, plan design and achievement of short and long term results to determine the components of our Executives’ compensation program. We structure the majority of compensation to Executives as performance-based compensation. Our 2020 executive compensation program consisted of the compensation components set forth in the table below.

Compensation Components

Element/How it is Paid	Purpose	Description

Base Salary Cash	To compensate our Executives for their role and level of responsibility within the Company.	Base salary serves to reward performance and recognize significant increases in the scope of an Executive’s position and responsibilities. Base salary changes take into account market data for similar positions, the Executive’s experience and time in position, any changes in responsibilities and individual performance. Individual performance is determined by the Committee by considering achievement of individual performance goals established at the beginning of each year. Such performance goals support the financial and operational goals established for the Company and may include certain more subjective goals such as talent development, cultural initiatives, compliance and management effectiveness.

Annual Short-Term Incentive under the Management Incentive Plan (“MIP”) Cash	To provide a meaningful short-term cash incentive that rewards the achievement of specified annual financial goals.	The MIP rewards achievement of annual financial goals that support the Company’s annual operating plan. For 2020, the financial measures used were Adjusted EBITDA and Cash Flow before Debt Reduction. The annual incentive target for each Executive is a percentage of his or her salary. See the 2020 MIP Performance Goals and the Incentive Targets for the Executives in the tables below.

Long-Term Equity Incentives Shares of Common Stock	To promote retention and reward performance over a three-year period, thereby aligning the interests of the Executives with the interests of stockholders.	The Company’s long-term incentive program has two elements: Service RSUs and Performance RSUs. Service RSUs make up one-third of the total long-term incentive value granted to Executives and Performance RSUs make up two-thirds of such value. Service RSUs represent the right to receive one share of the Company’s Common Stock after a three-year vesting period, while Performance RSUs represent the right to earn 0% to 200% (the maximum payout) of the target award based on the Company’s achievement of specific performance goals established for a three-year period. The financial measures for the 2017 grants of Performance RSUs that were paid out during 2020 were 3-Year Aggregate Adjusted EBITDA and 3-Year Average Return on Invested Capital. See the 2017 Long-Term Incentive Program Performance Goals and the target award value (as a percentage of salary) for the long-term incentive program in the tables below.

Retirement Benefits Matching and Supplemental Contributions	To promote retention and reward tenure with the Company.	The Executives are eligible to participate in the Graphic Packaging International, LLC Savings Plan (the “401(k) Plan”) and the Graphic Packaging International, LLC Non-Qualified Deferred Compensation Plan (the “NQDCP”). Under the 401(k) Plan, employees who choose to contribute receive a matching contribution from the Company equal to 100% of the first 4% of contributions and 50% of the next 3% of contributions. Employees hired after January 1, 2008 are eligible to receive an annual supplemental contribution to the 401(k) Plan equal to 3% of eligible earnings. The NQDCP permits participants to defer and contribute from 1% to 50% of their base salary and up to 100% of their payment under the MIP to the plan. Annually, the Company makes a 401(k) restoration matching contribution on behalf of participants (including all of the Executives) who do not participate in the Company’s pension plans equal to a percentage of their deferral amount divided by compensation over the annual IRS limit, up to a maximum of 5.5%. The Company also makes a supplemental contribution equal to 3% of eligible pay over the annual IRS limit to participants who do not participate in the Company’s pension plans and who have met the one year of service eligibility requirement. In addition, the Company provides an employer contribution to the NQDCP equal to 3% of total pay to eligible senior executives (including the Executives) who do not participate in the pension plans.

Health and Welfare Benefit Plans Insurance	To promote the good health of the Company’s employees and provide comparable benefits to those provided by other companies that compete for high-performing executive talent.	The Executives and all salaried employees participate in medical, dental, vision, accidental death and dismemberment, business travel accident, prescription drug, life and disability insurance plans. The Executives are also eligible for an executive physical benefit in which the Company pays for an annual physical exam through a specified provider under the Company’s medical plan.

Each of these elements is discussed further below, as well as the methodology used for setting the amount of each type of compensation.
Base Salary
The Committee generally reviews and makes any adjustments to base salaries in connection with changes in position and on a periodic basis that is generally twelve months after the most recent adjustment for the Executive. As shown in the table below, in 2020 the Committee approved base salary increases for the Executives ranging from 3% to 10%, with Mr. Doss receiving an increase of 3%. Mr. Farrell received a 10% increase to address his market positioning. All of such increases were based upon each Executive’s performance, scope of position and market data for executives with similar positions and responsibilities. Such increases became effective as of January 1, 2020.

Name	Position	2019 Base Salary	2020 Base Salary	% Change

Michael P. Doss	President and CEO	$1,055,000	$1,086,650	3%

Stephen R. Scherger	EVP and CFO	$648,900	$668,367	3%

Michael J. Farrell	EVP, Mills Division	$400,000	$440,000	10%

Lauren S. Tashma	EVP, General Counsel and Secretary	$504,700	$519,841	3%

Joseph P. Yost	EVP and President, Americas	$566,500	$583,495	3%
Short-Term Cash Incentive
The Company’s short-term cash incentive opportunity under the MIP rewards the achievement of specified annual financial goals. For 2020, the financial measures used to set such financial goals were Adjusted EBITDA and Cash Flow Before Debt Reduction
2
, each weighted 50% in the calculation. The Committee chose these financial metrics because they are well understood, objective targets and have a direct link to the Company’s annual business plan. The degree to which MIP pays out varies both up and down based on business performance (up to a maximum of 200% of target), as reflected in the following chart.
2020 MIP Performance Goals

Adjusted EBITDA (Weighted 50%)			Cash Flow Before Debt Reduction (Weighted 50%) 1

Performance		Payout	Performance		Payout

<90% of Target	$963 Million	0%	<85% of Target	$442 Million	0%

Target	$1,070 Million	100%	Target	$520 Million	100%

110% of Target	$1,177 Million	200%	115% of Target	$598 Million	200%

Actual Performance	$1,070 Million	100%	Actual Performance	$520 Million	100%

1
The Company generally calculates Cash Flow Before Debt Reduction as the year-over-year change in net debt, as adjusted for merger, acquisition, disposition, share repurchase, dividend and capital market activities, as well as other adjustments for restructuring or reorganization activities (including assets or businesses held for sale) and other unusual items, all as specifically approved by the Compensation and Management Development Committee.

Adjustments to MIP target levels are made periodically, taking into consideration the relevant peer group, the CEO’s recommendations (for Executives other than himself) and input from the compensation consultant. The annual incentive target (as a percentage of base salary) for each of the Executives for 2019 and 2020 is set forth below:

Name	2019 Incentive Target	2020 Incentive Target

Michael P. Doss	120%	125%

Stephen R. Scherger	80%	80%

Michael J. Farrell	70%	70%

Lauren S. Tashma	65%	65%

Joseph P. Yost	75%	75%
Short-Term Cash Incentive Payouts for 2020.
Cash incentive payouts under the MIP for 2020 for the Executives are shown in the
Non-Equity
Incentive Plan Compensation column of the Summary Compensation Table. The Company’s performance with respect to both its Adjusted EBITDA and Cash Flow Before Debt Reduction performance goals was 100% of target, resulting in a calculated MIP payout at 100% of target, subject to business unit and individual performance adjustments.
Consistent with the design of the MIP, each Executive’s payout is subject to an individual performance factor that adjusts payout up or down by up to 35%. At the recommendation of the President and CEO, the Committee and the Board took the unusual step of applying a 20% upward performance factor for each Executive (other than the President and CEO), which increased payout to 120% of target level, in recognition of the successful navigation of the unprecedented challenges caused by the pandemic throughout 2020. The Executives, working as a team, implemented steps to respond to shifting Covid regulations and challenges, protect production employees, enable remote work for non-production employees, implement quarantine and return-to-work protocols, shift production among facilities to meet increased customer demands and navigate a compromised supply chain to procure critical production resources to ensure consistent service and supply for customers.
For more information on the 2020 annual incentive opportunities for the Executives, refer to the “Grants of Plan-Based Awards” table in this Proxy Statement. The column titled “Estimated Possible Payouts Under
Non-Equity
Incentive Plan Awards” provides the estimated payouts for the Executives at threshold, target and maximum performance levels for 2020.
Long-Term Equity Incentives
The Committee has designed the long-term equity incentive program to be consistent with its desire to tie a larger percentage of the Executives’ total compensation to Company performance. Accordingly, one-third
of the total long-term incentive value is granted in Service RSUs and two-thirds
is granted in Performance RSUs. Both Service RSU and Performance RSU grants are intended to retain Executives during a multi-year vesting period and promote equity ownership.
Service RSUs and Performance RSUs granted under the long-term incentive program generally vest in full on the third anniversary of the date of grant (assuming the Executive has continued in his or her employment by the Company through such date). Upon death, disability, retirement (as defined in the grant agreement) or involuntary termination without cause, a proportion of the RSUs vests. In the event of a change of control (as defined in the Graphic Packaging Holding Company 2014 Omnibus Stock and Incentive Compensation Plan (the “2014 Plan”)), all Service RSUs and earned Performance RSUs vest in full. The number of Performance RSUs considered earned in the event of a change of control is determined based on assumed target performance for the performance period.

Payout of 2017 Grants.
In January 2020, the Committee approved the payout of the Performance RSUs granted in 2017 at 100.0% of target, based the achievement of the performance goals for the three-year performance period shown below.
2017 Long-Term Incentive Program Performance Goals

3-Year Aggregate Adjusted EBITDA (Weighted 50%)			3-Year Average Return on Invested Capital (Weighted 50%)

Performance		Payout	Performance		Payout

<90% of Target	$2,187 Million	0%	<95% of Target	12.23%	0%

Target	$2,430 Million	100%	Target	12.88%	100%

110% of Target	$2,673 Million	200%	105% of Target	13.52%	200%

Actual Performance	$2,713 Million	200%	Actual Performance	10.96%	0%
The Company achieved Adjusted EBITDA of $2,713 million (112% of target) resulting in a payout of this component at 200% and Return on Invested Capital of 10.96 (85% of target) resulting in a payout of this component at 0% and a combined payout at 100% of target.
2020 Grants.
In February 2020, the Company granted both Service RSUs and Performance RSUs to each Executive, under the long-term equity incentive program. For Executives, the total number of RSUs granted was set based on a value delivered as a percentage-of-salary
formula, with the percentage established based on a review of responsibilities, market data and internal equity considerations. The value determined by the percentage of salary was then converted to the total number of RSUs by dividing the value by the average stock price of the Company’s common stock during January 2020.
One-third
of the total number of RSUs was granted as Service RSUs and
two-thirds
was granted as Performance RSUs. The target value of RSUs granted under the long-term equity incentive program (as a percentage of salary) during 2019 and 2020 for each of our Executives is set forth below:

Name	2019 Target	2020 Target

Michael P. Doss	480%	480%

Stephen R. Scherger	215%	215%

Michael J. Farrell	155%	185%

Lauren S. Tashma	155%	155%

Joseph P. Yost	185%	185%
For the Performance RSUs granted in 2020, the performance goals are achievement of a preset aggregate Adjusted EBITDA amount and a preset Return on Invested Capital percentage
.
The actual Adjusted EBITDA and Return on Invested Capital performance goals are not disclosed here, as the Committee believes they constitute sensitive competitive information. The actual goals will be disclosed after payout. The Adjusted EBITDA goal is weighted in the calculation of the Company’s annual achievement at 60% and the return on invested capital percentage goal is weighted in the calculating the Company’s annual achievement at 40%. The Committee weighted the Adjusted EBITDA goal slightly more than the return on invested capital goal to reflect the priority placed on meeting earnings commitments. Total payout is also subject to a relative total stockholder return (“TSR”) modifier, which can modify payouts earned up or down by up to 20% (subject to the 200% of target cap). This payout modifier was added to measure the Company’s stock performance against other similar companies and to more closely align management and stockholders’ interests.
Health and Welfare Benefit Plans
The Committee believes that it is necessary to provide health and welfare benefits to promote the good health of the Company’s employees and to remain competitive in the recruitment of new high-performing talent. The health and welfare benefit plans are similar to those provided by the Company’s peer group companies.

Perquisites
The Company generally does not provide significant perquisites to its Executives, other than Company-requested international assignment and relocation benefits (and tax gross-ups
with respect thereto) and executive physicals.
Retirement Benefits
Qualified and
Non-Qualified
Defined Benefit Plans.
During 2019 and 2020, the Company settled its liabilities under the GPI U.S. Consolidated Pension Plan (the“Pension Plan”) through lump-sum
payouts to participants and the purchase of a group annuity contract that transferred the Company’s remaining pension benefit obligations to an insurance company. Following completion of these actions, none of the Executives participate in the Company’s remaining qualified pension plans.
Qualified and
Non-Qualified
Defined Contribution Plans
. Executives and all other
non-union
employees who meet certain service requirements are eligible to participate in the 401(k) Plan, which is a qualified defined contribution plan under the rules of the IRS. Employees hired on or after January 1, 2008 or who are no longer able to participate in the Pension Plan are eligible for an annual supplemental contribution by the Company to their 401(k) Plan account equal to 3% of eligible earnings.
Executives and other eligible senior employees are also able to participate in the NQDCP. This plan allows Executives and other senior executives to contribute to and receive contributions from the Company on a basis that would be commensurate with other employees as a percent of pay. The plan offers investment options that generally mirror those available under the Company’s 401(k) Plan. Annually, the Company makes a 401(k) restoration matching contribution on behalf of those participants who do not participate in or receive future service accruals under the Company’s Pension Plans equal to a percentage of their annual deferral amount divided by compensation over the annual IRS limit, up to a maximum of 5.5%. The Company also makes a supplemental contribution equal to 3% of eligible pay over the annual IRS limit for Executives and senior executives of the Company who have met the one year of service eligibility requirement. The NQDCP also provides an employer contribution equal to 3% of total pay for eligible senior executives (including all of the Executives).
Employment Agreements,Severance Arrangements and Change of Control Provisions
Executive officers serving prior to January 2014 (Messrs. Doss, Scherger and Yost) have employment agreements with generally uniform provisions, including non-competition
and
non-solicitation
covenants as well as claims releases and severance provisions. The employment agreements specify the initial position, base salary and aggregate annual bonus opportunity (as a percentage of base salary) for each Executive at the time the Agreement was entered into, as well as severance arrangements under different circumstances. Executives may receive severance benefits if they are terminated involuntarily or terminate voluntarily for Good Reason (as defined below) within 30 days of the Good Reason event. The Executive must deliver written notice of intention to terminate for Good Reason, specifying the applicable provision, and provide the Company a reasonable opportunity to cure. The Good Reason provision in the agreements was designed to equalize the treatment of voluntary terminations for Good Reason with involuntary terminations without cause. Doing so enables the contracts to fulfill their purpose of promoting retention during times of uncertainty and transition. “Good Reason” as defined in the agreements includes material reduction in position, responsibilities or duties, failure by the Company to obtain the assumption of the agreement by a successor company, reduction in base salary (unless the reduction does not exceed 10% and is applied uniformly to all similarly situated executives), breach of agreement or mandatory relocation (other than in connection with promotion) of more than 50 miles. For Mr. Doss, the severance benefit is an amount equal to one year’s base salary, his target bonus for the year in which termination occurs and his actual bonus based on the plan targets, prorated for the number of days Mr. Doss is employed during the year in which termination occurs. For Messrs. Scherger and Yost, the severance benefit is one times base salary. Executives also receive health and welfare benefits for one year after termination and a pro-rata
bonus payout. Mr. Doss also vests in any unvested equity awards on the date of his termination as if he were retirement eligible (daily pro-rata
vesting) without regard to his actual age or years of service on the date of termination. In addition, if an Executive is separated from service without cause or for Good Reason within one year of a change in control, the Executive receives (i) an additional one-half
year of base salary (one year for Mr. Doss) and (ii) instead of the pro-rata
bonus, a bonus equal to the Executive’s target level bonus for the year in which the separation occurs (assuming that all performance targets had been achieved) multiplied by 1.5 (multiplied by 2 for Mr. Doss). All benefit payments under the employment agreements are conditioned upon the Executive executing and returning a claims release to the Company.

Executives who do not have employment agreements are eligible to participate in the Graphic Packaging International, LLC Executive Severance Plan. Similar to the provisions in the employment agreements, the Executive Severance Plan provides severance benefits equal to one year’s base salary and a pro-rata
bonus if the Executive is terminated involuntarily without cause or terminates his or her employment for Good Reason. If such a termination occurs within one year after a change in control, Executives receive an additional one-half
year’s base salary and an amount equal to his or her bonus at target level as if he or she had been employed for the entire year multiplied by 1.5. Payments under the Executive Severance Plan are conditioned upon the participant executing a release that includes a general release of claims against the Company and an agreement to certain confidentiality, non-competition
and
non-solicitation
of employee and customer provisions.
In addition to the change in control provisions in the employment agreements and the Executive Severance Plan, the award agreements for Service RSUs and Performance RSUs provide for accelerated vesting and payout in the event of a change in control. A “change in control” of the Company means any of the following events:

•
The acquisition by any person of beneficial ownership of thirty percent (30%) or more of the combined voting power or outstanding shares of common stock of the Company entitled to vote generally in the election of directors, except if such acquisition is by a person who, prior to such acquisition, is the beneficial owner of thirty percent (30%) or more of such securities, or if such acquisition is by any employee benefit plan or related trust;

•
Individuals of the incumbent Board (other than those whose initial assumption of office is in connection with an actual or threatened election contest relating to the election or removal of directors of the Company) do not constitute at least a majority of the Board;

•
Consummation of a reorganization, merger or consolidation to which the Company is a party unless (i) all or substantially all of the individuals and entities who were the Beneficial Owners of the Company’s outstanding securities prior to such transaction beneficially own more than fifty percent (50%) of the combined voting power of the outstanding voting securities entitled to vote generally in the election of directors of the corporation resulting from the transaction, and (ii) no person (excluding successors to current stockholders or any employee benefit plan or related trust) beneficially owns thirty percent (30%) or more of the combined voting power of the then outstanding voting securities, except to the extent that such ownership existed prior to the transaction, and (iii) at least a majority of the members of the board of directors of the resulting entity were members of the incumbent Board at the time of the execution of the initial agreement or of the action of the Board providing such reorganization, merger or consolidation;

•	The sale, transfer or disposition of all or substantially all of the assets of the Company; or

•	The approval by the stockholders of the Company of a complete liquidation or dissolution of the Company.
The forgoing events were chosen to trigger the vesting and payout of RSUs (even without a subsequent termination of employment) because they constitute a fundamental change in the ownership or control of the Company, which materially alters the prospects and future of the Company and, therefore, the employment conditions and opportunities for the members of management, inclusing the Executives, who receive RSUs.
Policies Applicable to Executive Officers
Clawback Provisions
The Company has clawback provisions in the MIP and long-term equity incentive program grant agreements that call for the recoupment of any short-term incentive compensation under the MIP or any equity-based award given to a current or former employee in the event of a restatement of the Company’s reported financial results. If the Company is required to prepare an accounting restatement due to the material non-compliance
of the Company, as a result of misconduct, with any
financial reporting requirement under the securities laws and the employee (i) is determined by the Committee to have knowingly or grossly negligently engaged in misconduct, or knowingly or grossly failed to prevent misconduct, or (ii) if the employee is one of the individuals subject to automatic forfeiture under Section 304 of the Sarbanes-Oxley Act of 2002 or any other regulation, the employee must reimburse the Company the amount of any payment in settlement of any award earned or accrued during the twelve month period following the filing of the non-compliant
financial document.

Stock Ownership Guidelines
The Company has adopted stock ownership guidelines that apply to the non-management
members of our Board of Directors and our executive officers (including the Executives). The guidelines require such persons to maintain ownership of the Company’s common stock having a value equal or greater than:

•	3x the annual cash retainer paid to the non-management members of the Board of Directors

•	6x the base salary paid to the President and CEO

•	3x the base salary for the Executive Vice Presidents

•	1x the base salary for the Senior Vice Presidents
Shares owned by a Director or executive officer and unvested Service RSUs count toward satisfaction of the stock ownership guidelines. Unvested Performance RSUs do not count toward satisfaction of the stock ownership guidelines. Directors and executive officers are expected to achieve their applicable ownership levels within five years of becoming subject to the guidelines. All of the Company’s non-management
Directors and Executives are in compliance or on target to comply with the guidelines.
Hedging and Pledging Policy
The Company’s Hedging and Pledging Policy is contained in its Policy on Trading in Securities of Graphic Packaging Holding Company. Such policy prohibits any director, officer, employee or agent of the Company or its subsidiaries, including their immediate family members and others in their households (each a “Company Associate”) from entering into short sales, publicly-traded options and hedging transactions such as zero cost collars and forward sale contracts that allow the Company Associate to lock in much of the value of his or her securities holdings or continue securities ownership without the full risks and rewards of such ownership. In addition, Company Associates are prohibited from pledging our securities, including through holding our securities in margin accounts or pledging our securities as collateral for a loan.
Tax Issues
Favorable accounting and federal corporate income tax treatment of the various elements of our compensation program is a consideration in its design. However, because of the Company’s net operating loss carryforwards, which are expected to offset the Company’s federal income tax obligations for several years, and because the Committee’s policy is to maximize long-term stockholder value, it is not a primary consideration.

COMPENSATION OF EXECUTIVE OFFICERS
The following table sets forth the compensation paid to or earned by the Company’s Principal Executive Officer (Mr. Doss), Principal Financial Officer (Mr. Scherger), and the Company’s three other most highly paid executive officers who were serving as executive officers on December 31, 2020 (collectively, the “Named Executive Officers”) for each of the three fiscal years ended December 31, 2020.
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (2)	All Other Compensation ($)		Total ($)

Michael P. Doss President and Chief Executive Officer (Principal Executive Officer)	2020	1,086,650	5,030,321	1,358,313	190,604	343,213	(3)	8,009,101
	2019	1,055,000	5,497,311	1,899,000	436,904	265,977		9,154,192
	2018	1,025,000	4,832,930	1,230,000	–	176,340		7,264,270

Stephen R. Scherger Executive Vice President and Chief Financial Officer (Principal Financial Officer)	2020	668,367	1,524,431	641,632	–	166,079	(4)	3,000,509
	2019	648,900	1,665,958	778,680	–	131,923		3,225,462
	2018	630,000	1,451,491	504,000	–	95,416		2,680,907

Michael J. Farrell Executive Vice President, Mills Division	2020	440,000	785,025	369,600	–	100,039	(5)	1,694,664

Lauren S. Tashma Executive Vice President, General Counsel and Secretary	2020	519,841	777,071	405,476	–	118,986	(6)	1,821,374
	2019	504,700	849,219	492,083	–	97,089		1,943,091
	2018	490,000	849,266	318,500	–	72,288		1,730,054

Joseph P. Yost Executive Vice President and President, Americas	2020	583,495	1,041,041	525,145	75,438	129,544	(7)	2,354,663	(8)
	2019	566,500	1,137,697	637,313	228,440	85,533		2,655,483
	2018	550,000	1,090,364	412,500	–	79,603		2,132,467

(1)
Amounts shown in this column represent the aggregate fair value of Service RSUs and Performance RSUs as of the date of grant, computed in accordance with FASB ASC Topic 718. The value of Performance RSUs assumes performance occurs at target level. The value of 2020 Stock Awards assuming payout of Performance RSUs at the maximum level is as follows: Mr. Doss: $8,356,136; Mr. Scherger: $2,532,309; Mr. Farrell: $1,304,048; Ms. Tashma: $1,290,839; and Mr. Yost: $1,729,324.

(2)
The amounts set forth in this column for Messrs. Doss and Yost for 2019 reflect the aggregate increase in the present value of accumulated benefits under our Pension Plans (including Supplemental Pension Plans) during the year. The amounts set forth in this column for 2020 represent increases under the Supplemental Pension Plans only, because both Mr. Doss and Mr. Yost received lump sum payments of accrued benefits under the U.S. Consolidated Pension Plan in 2019. The present value of Mr. Doss and Mr. Yost’s accumulated benefits under our Pension Plans decreased by $47,049 and $32,977, respectively, during 2018. Mr. Scherger, Mr. Farrell and Ms. Tashma do not participate in the Company’s Pension Plans. None of the Named Executive Officers realized above market or preferential earnings on deferred compensation.

(3)
The amount shown for Mr. Doss includes: (i) $24,088 of Company matching and supplemental contributions to the Company’s 401(k) Plan; and (ii) $319,125 of Company matching and supplemental contributions to the NCDCP.

(4)
The amount shown for Mr. Scherger represents: (i) $23,894 of Company matching and supplemental contributions to the Company’s 401(k) Plan; and (ii) $142,185 Company matching and supplemental contributions to the NQDCP.

(5)
The amount shown for Mr. Farrell includes: (i) $23,003 of Company matching and supplemental contributions to the Company’s 401(k) plan; (ii) $74,350 matching and supplemental contributions to the NQDCP; and $2,686 for an executive physical.

(6)
The amount shown for Ms. Tashma includes: (i) $23,687 of Company matching and supplemental contributions to the Company’s 401(k) Plans; (ii) $92,146 of Company matching and supplemental contributions to the Company’s NQDCP; and $3,153 for an executive physical.

(7)
The amount shown for Mr. Yost includes (i) $13,376 of Company matching and supplemental contributions to the Company’s 401(k) Plan; and (ii) $116,168 of Company matching and supplemental contributions to the Company’s NQDCP. The amount shown does not reflect a $203,069 tax equalization settlement benefit related to Mr. Yost’s international assignment that ended in 2016.

(8)	The amount shown does not reflect a $203,069 tax equalization settlement benefit related to Mr. Yost’s international assignment that ended in 2016.

Additional Information regarding the Summary Compensation Table
Salary.
The amounts shown as salaries in the Summary Compensation Table for 2020 represent amounts actually paid during 2020 and may not be the same as base salary levels at fiscal year end. The salaries shown include amounts contributed to the Company’s NQDCP by the Executive.
Non-Equity
Incentive Plan Compensation.
The Company’s MIP is designed to provide short-term incentive awards based upon the accomplishment by the Company of performance goals established at the beginning of each year. Awards are paid in cash during the first quarter of the following year. The amounts shown in the Summary Compensation Table represent amounts earned in 2020 and paid during the first quarter of 2021.
Stock Awards.
In 2020, the Compensation and Management Development Committee and the Board approved grants of RSUs under the 2014 Plan to our Named Executive Officers. These grants were made up of Service RSUs
(one-third
of total grant) and Performance RSUs
(two-thirds
of total grant). The number of shares paid out pursuant to the Performance RSUs is determined by the accomplishment of certain performance metrics established by the Board of Directors. For 2020 grants, the performance metrics are Adjusted EBITDA for the three-year period ending December 31, 2022 (60% weight) and return on invested capital for the three-year period ending December 31, 2022 (40% weight). Performance RSUs are also subject to a relative Total Stockholder Return modifier, which adjusts payouts by up to 20% (up or down), subject to the 200% of target cap. All of the RSUs vest on the third anniversary of the date of grant and are payable in shares of the Company’s common stock.
Change in Pension Value and
Non-Qualified
Deferred Compensation Earnings.
Amounts shown in the Change in Pension Value and
Non-Qualified
Deferred Compensation column of the Summary Compensation Table represent only the aggregate increase (if any) in the present value of accumulated benefits under our Supplemental Plans, as none of the Executives participated in the U.S. Consolidated Pension Plan during 2020. None of the Named Executive Officers realized above-market or preferential earnings on deferred compensation.
2020 CEO Pay Ratio Information
In accordance with Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and Item 402(u) of Regulation
S-K
promulgated under the Exchange Act, the Company is required to determine and disclose the total annual compensation of the Company’s Principal Executive Officer (who is Michael P. Doss, the Company’s President and CEO) and the total annual compensation of the employee with the median of the total annual compensation of all employees of the Company (excluding Mr. Doss) and then express these amounts as a ratio.
After reviewing employee headcount and our compensation programs for 2020, including the effects of two tuck-under acquisitions and the payments made to production employees who continued to work during the pandemic, the Company determined that it had sufficient changes in its employee population and employee compensation arrangements in 2020 to impact its pay ratio disclosure. Accordingly, for purposes of its 2020 pay ratio disclosure, the Company made a new determination of the median employee.
To identify the employee with the median total annual compensation, the Company chose all cash compensation paid during the calendar year to each of its domestic and international employees as of December 31, 2020 as its consistently applied compensation measure. The Company did not annualize salaries for those employees who started working for the Company midyear or those employees who were on leave for a portion of the year. For those international employees paid in a different currency, the Company converted the total of all cash compensation paid to such employees to U.S. dollars, based on the exchange rate in effect on December 31, 2020.
Using the methodology described above and the median employee identified based upon 2020 data, the Company determined the median employee’s total annual compensation for 2020 was $54,612. The total annual compensation of our President and CEO for 2020 was $8,009,101. The ratio of the total annual compensation of our President and CEO to the median employee’s total annual compensation was 147:1.

The following table sets forth information regarding the grants of annual cash incentive compensation and annual equity compensation during 2020 to the Named Executive Officers.
Grants of Plan-Based Awards in Fiscal 2020

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards; Number of Shares of Stock or Units (#) (5)	Grant Date Fair Value of Stock Awards ($) (6)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#) (2)	Target (#) (3)	Maximum (#) (4)

Michael P. Doss	2/20/20	0	1,358,313	2,716,625

	2/20/20				0	213,330	426,660		3,325,815

	2/20/20							106,665	1,704,507

Stephen R. Scherger	1/30/20	0	534,694	1,069,387

	2/20/20				0	64,649	129,298		1,007,878

	2/20/20							32,325	516,554

Michael J. Farrell	1/30/20	0	308,000	616,000

	2/20/20				0	33,292	66,584		519,022

	2/20/20							16,646	266,003

Lauren S. Tashma	1/30/20	0	337,897	675,793

	2/20/20				0	32,955	65,910		513,768

	2/20/20							16,477	263,302

Joseph P. Yost	1/30/20	0	437,621	875,243

	2/20/20				0	44,149	88,298		688,283

	2/20/20							22,075	352,759

(1)	The amounts set forth in these columns reflect the threshold, target and maximum cash payments that could have been earned during 2020 under the MIP.

(2)
Amounts in this column represent the threshold number of Performance RSUs that will be paid out assuming Company performance occurs at less than 90% of the Adjusted EBITDA performance measure and less than 95% of the Return on Invested Capital performance measure under the 2020 long-term incentive program (the “2020 LTIP”).

(3)
Amounts in this column represent the number of Performance RSUs granted to each of the Named Executive Officers. This is the number of Performance RSUs that will be paid out assuming Company performance at the target levels under the 2020 LTIP.

(4)	Amounts in this column represent the maximum number of Performance RSUs that will be paid out to each of the Named Executive Officers under the 2020 LTIP, which is 200% of the target level grant.

(5)
Amounts in this column represent the number of Service RSUs granted to each of the Named Executive Officers under the 2020 LTIP. The Service RSUs vest after three years of continuous employment with the Company, or earlier upon a change in control or on a pro-rata
basis upon a termination of employment due to death, disability or retirement.

(6)
Amounts in this column represent the aggregate grant date fair value of Performance RSUs and Service RSUs, computed in accordance with FASB ASC Topic 718. The value of the Performance RSUs assumes performance occurs at target level.

The following table sets forth the aggregate outstanding RSUs held by the Named Executive Officers at the end of fiscal 2020. None of the Named Executive Officers held any stock options at the end of fiscal 2020.
Outstanding Equity Awards at 2020 Fiscal Year End

	Stock Awards

Name	Numbers of Shares or Units of Stock that have not Vested (#) (1)	Market Value of Shares or Units of Stock that have not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)

Michael P. Doss	349,457 (4)	5,919,802	727,982 (4)	12,332,015

Stephen R. Scherger	105,766 (5)	1,791,676	219,882 (5)	3,724,801

Michael J. Farrell	39,440 (6)	668,114	87,510 (6)	1,482,419

Lauren S. Tashma	56,184 (7)	951,757	117,050 (7)	1,982,827

Joseph P. Yost	74,225 (8)	1,257,372	154,721 (8)	2,620,974

(1)	The numbers in this column represent the aggregate number of Service RSUs held by each of the Named Executive Officers as of December 31, 2020.

(2)	Amounts in this column are calculated based on the closing price of the Company’s common stock on December 31, 2020.

(3)	The numbers in this column represent the number of Performance RSUs held by each of the Named Executive Officers as of December 31, 2020.

(4)	Mr. Doss’ RSUs vest as follows: 319,760 on February 22, 2021; 437,684 on February 21, 2022; and 319,995 on February 20, 2023.

(5)	Mr. Scherger’s RSUs vest as follows: 96,034 on February 22, 2021; 132,640 on February 21, 2022; and 96,974 on February 20, 2023.

(6)	Mr. Farrell’s RSUs vest as follows: 24,044 on February 22, 2021; 52,968 on February 21, 2022; and 49,938 on February 20, 2023.

(7)	Ms. Tashma’s RSUs vest as follows: 56,189 on February 22, 2021; 67,613 on February 21, 2022 and 49,432 on February 20, 2023.

(8)	Mr. Yost’s RSUs vest as follows: 72,141 on February 22, 2021; 90,581 on February 21, 2022; and 66,224 on February 20, 2023.

The following table sets forth information regarding RSUs held by the Named Executive Officers that vested and were paid out during 2020.
Option Exercises and Stock Vested

	Stock Awards (1)

Name	No. of Shares Acquired on Vesting	Value Realized on Vesting ($) (2)

Michael P. Doss	309,243	4,972,627

Stephen R. Scherger	96,458	1,551,045

Michael J. Farrell	9,419	151,458

Lauren S. Tashma	56,169	903,198

Joseph P. Yost	69,820	1,122,706

(1)
Only Stock Awards are included in the table because none of the Named Executive Officers held or exercised any stock options during 2020. The numbers in this column show the aggregate number of Performance RSUs and Service RSUs vested and paid out during 2020.

(2)	Value realized represents the fair market value of the shares on the vesting date.
Pension Benefits at 2020 Fiscal Year End

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($) (1)	Payments During Last Fiscal Year ($) (3)

Michael P. Doss (2)	Riverwood International Supplemental Retirement Plan	11	1,212,377	0
	Graphic Packaging Supplemental Retirement Plan	5	16,939	0

Stephen R. Scherger	–	–	–	–

Michael J. Farrell	–	–	–	–

Lauren S. Tashma	–	–	–	–

Joseph P. Yost (2)	Riverwood International Supplemental Retirement Plan	11	453,202	0

(1)
The valuation method and assumptions used in calculating the present value of the accumulated benefits are set forth in Note 8 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020.

(2)
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

(3)	In 2019, Mr. Doss and Mr. Yost received lump-sum payments in settlement of the Company’s obligations to them under the GPI US Consolidated Pension Plan.

The following table sets forth information regarding the Named Executive Officers’ participation in the Company’s NQDCP.
2020 Nonqualified Deferred Compensation

Name	Executive Contributions in Last FY ($) (1)	Registrant Contributions in Last FY ($) (2)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($) (3)

Michael P. Doss	222,605	319,125	696,996	–	3,593,027

Stephen R. Scherger	94,610	142,185	535,133	–	3,896,312

Michael J. Farrell	39,600	74,350	60,934	–	174,884

Lauren S. Tashma	61,548	92,146	83,795	–	751,857

Joseph P. Yost	80,160	116,168	251,588	–	1,298,259

(1)	These amounts were included as 2020 compensation in the “Salary” or “Non-Equity Incentive Plan Compensation” columns in the Summary Compensation Table.

(2)
These amounts, which were earned as of fiscal year end but not contributed until 2021, were included in compensation in the “All Other Compensation” column for 2020 in the Summary Compensation Table and are reflected in the “Aggregate Balance at Last FYE” column of this table.

(3)	In previous years the amounts shown below have been included in the Company’s Summary Compensation Table as compensation to the following Named Executive Officers:

Michael P. Doss	$1,574,005

Stephen R. Scherger	$1,822,628

Michael J. Farrell	$–

Lauren S. Tashma	$261,914

Joseph P. Yost	$316,963
Deferred Compensation.
In 2011, the Company implemented the NQDCP, a nonqualified deferred compensation plan to which Executives and other eligible senior employees may defer a portion of their annual base salary and/or payment under the MIP, and to which the Company may also make additional contributions. Contributions to the NQDCP were first made during 2012. The NQDCP permits participants to defer and contribute from 1% to 50% of their base salary and up to 100% of their payment under the MIP to the plan. The NQDCP offers deemed investment options that generally mirror those available under the Company’s 401(k) Plan. The Company may, in its discretion, make contributions to the NQDCP, such as 401(k) restoration matching contributions and other supplemental contributions for Executives and eligible senior employees who do not participate in or receive future service accruals to one of the Company’s Pension Plans or Supplemental Plans. NQDCP distributions will be made or commence on the earlier of the six-month
anniversary of a participant’s separation from service with the Company, a change in control of the Company or, if elected by the participant, on a specified date. Payment will be made in a lump sum or in annual installments (up to 10) as elected by the participant.

The following table provides information as of December 31, 2020, with respect to the Company’s 2014 plan, under which equity securities are authorized for issuance:
2020 Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance (Excluding Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#)

Equity compensation plan approved by stockholders	5,141,706 (1)	N/A	12,618,584 (2)

Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	5,141,706 (1)	N/A	12,618,584 (2)

(1)	Includes no stock options and 5,141,706 RSUs. Does not include up to 3,314,034 additional shares that may be issued if the Performance RSUs are paid out at a level above target.

(2)
All of these securities are available for issuance under the 2014 Plan and may be granted as full-value awards. This number includes 4,054,610 shares transferred from the Company’s Amended and Restated 2004 Omnibus Stock and Incentive Compensation Plan to the 2014 Plan. The number does not reflect up to 3,314,034 additional shares that may be issued if Performance RSUs are paid out at a level above target.

Potential Payments Upon Termination
The table below reflects the amount of compensation that would become payable to each of the Named Executive Officers under existing plans and arrangements if the Named Executive Officer’s employment was terminated (i) because of death; (ii) because of disability; (iii) by the Company without Cause or by the Named Executive Officer for Good Reason (as described in such Named Executive Officer’s employment agreement or, with respect to Mr. Farrell and Ms. Tashma, the Executive Severance Plan); or (iv) by the Company without Cause or by the Named Executive Officer for Good Reason within one year following a change in control of the Company, in each such case as of December 31, 2020, given the Named Executive Officer’s compensation and service levels as of such date and, if applicable, based on the Company’s closing stock price on that date. These benefits are in addition to benefits available prior to the occurrence of any termination of employment and benefits available to all salaried employees, such as distributions of employee contributions and Company matching and supplemental contributions under the Company’s 401(k) Plan and any accrued untaken vacation pay. These benefits are also in addition to the benefits described above in the Pension Benefits at 2020 Fiscal Year End table and the 2020 Nonqualified Deferred Compensation table.
In the event that a Named Executive Officer is terminated for cause, no cash severance is payable, and the Named Executive Officer forfeits all unvested equity awards. In addition, no continued welfare benefits or outplacement services are provided to the Named Executive Officer.

The actual amounts that would be paid upon a Named Executive Officer’s termination of employment can be determined only at the time of an executive’s actual separation from the Company. Due to the number of factors that affect the nature and amount of any benefits provided upon the events shown below, actual amounts paid or distributed may be higher or lower than reported below. Factors that could affect these amounts include the timing during the year of any such event, the maximum payouts under any incentive plans and the executive’s age.

	Termination following Death			Termination following Disability			Termination Without Cause or for Good Reason (1)			Termination following a Change in Control (1)

Name	Cash ($)	Equity ($)	Total ($)	Cash ($)	Equity ($)	Total ($)	Cash ($)	Equity ($)	Total ($)	Cash ($)	Equity ($)	Total ($)

Michael P. Doss	1,448,867	11,316,470	12,765,337	1,358,313	11,316,470	12,674,783	3,803,275	11,316,470	15,119,745	6,248,238	18,251,817	24,500,055

Stephen R. Scherger	590,391	3,415,426	4,005,817	534,694	3,415,426	3,950,120	1,203,061	3,415,426	4,618,487	2,339,285	5,516,477	7,855,762

Michael J. Farrell	344,667	1,187,713	1,532,380	308,000	1,187,713	1,495,713	748,000	1,187,713	1,935,713	1,430,000	2,150,533	3,580,533

Lauren S. Tashma	381,217	1,857,760	2,238,977	337,897	1,857,760	2,195,657	857,738	1,857,760	2,715,498	1,624,503	2,934,584	4,559,087

Joseph P. Yost	486,246	2,438,248	2,924,494	437,621	2,438,248	2,875,869	1,021,116	2,438,248	3,459,364	1,969,296	3,878,345	5,847,641

(1)
In addition to the amounts shown above, each Named Executive Officer receives life, medical, dental and prescription drug benefits for one year following the date of termination, as well as outplacement and career counseling services with a cost up to $25,000. The maximum annual amount of such continued life, medical, dental and prescription drug benefits for each of the Named Executive Officers is:

Michael P. Doss	$52,567

Stephen R. Scherger	$43,383

Michael J. Farrell	$47,443

Lauren S. Tashma	$40,690

Joseph P. Yost	$40,822
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
The audit of the Company’s financial statements is part of the consolidated audit of GPHC and its subsidiaries (including the Company). The fees for the consolidated audit and other services for GPHC and its subsidiaries are set forth below.

AUDIT FEES
Aggregate fees billed to us for the fiscal year ended December 31, 2020 and for the fiscal year ended December 31, 2019 by PricewaterhouseCoopers LLP and Ernst & Young LLP, respectively, are as follows:

	Year Ended December 31,
	2020	2019

	(in millions)

Audit Fees	$3.9	$4.1

Audit-Related Fees	0.1	0.2

Tax Fees	–	–

All Other Fees	–	–

Total	$4.0	$4.3
Audit Fees
. This category includes the aggregate fees billed for professional services rendered for the audit of our consolidated financial statements and internal control over financial reporting for the fiscal years ended December 31, 2020 and December 31, 2019, for the reviews of the financial statements included in our Quarterly Reports on Form
10-Q
during 2020 and 2019, and for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.
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
audit and
non-audit
services performed by the Company’s independent auditors as well as the fees charged for such services. The Audit Committee has considered whether the provision of non-audit
services by PricewaterhouseCoopers LLP was compatible with maintaining the firm’s independence. The Audit Committee may delegate pre-approval
authority for such services to one or more members, whose decisions are then presented to the full Audit Committee at its scheduled meetings. In 2020 and 2019, all of the audit and non-audit
services provided by our independent auditors were
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
GRAPHIC PACKAGING INTERNATIONAL, LLC
(Registrant)
By:
GRAPHIC PACKAGING INTERNATIONAL PARTNERS, LLC
(Sole Member)

/s/ Stephen R. Scherger	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 28, 2021
Stephen R. Scherger
Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form
10-K/A
has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael P. Doss	President and Chief Executive Officer (Principal Executive Officer)	April 28, 2021
Michael P. Doss

/s/ Stephen R. Scherger	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 28, 2021
Stephen R. Scherger

/s/ Charles D. Lischer	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	April 28, 2021
Charles D. Lischer